Form 10-Q
period 2004-12-31
NDS GROUP PLC
filed 2005-02-09
CIK 1098074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

or

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission File Number: 0-30364

NDS Group plc

(Exact name of registrant as specified in its charter)

England and Wales	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One London Road, Staines, Middlesex, United Kingdom	TW18 4EX
(Address of principal executive offices)	(Zip Code)

+44 208 476 8000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      |X|      No      |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes      |_|      No      |X|

As of February 6, 2005, the following shares were outstanding: 12,966,513 Series A ordinary shares of $0.01 par value per share, 42,001,000 Series B ordinary shares of $0.01 par value per share and 42,000,002 deferred shares of £1 par value per share.

NDS Group plc

Table of contents

PART I – Financial Information

INTRODUCTION

As used in this Quarterly Report on Form 10-Q, references to the “Company” are to NDS Group plc. References to “NDS”, “the Group”, “NDS Group”, “we” and “our” are to NDS Group plc and its subsidiaries.

The Company maintains a 52-53 week fiscal year ending on the Sunday nearest to June 30. References to a year are, unless otherwise indicated, references to the Company’s fiscal year ending June 30 of such year.

This Quarterly Report on Form 10-Q should be read in conjunction with other documents which we have filed with the Securities and Exchange Commission. In particular, details about our business and risk factors which may affect investors are provided in our Annual Report on Form 20-F, which we filed with the Securities and Exchange Commission on October 22, 2004.

NDS, VideoGuard, Value@TV, MediaHighway, XTV, Synamedia, OpenBet, Visionik Games, Streamserver, Provider and Streamshaper are either trademarks or registered trademarks of NDS Group plc and subsidiaries in one or more countries worldwide. This Quarterly Report on Form 10-Q also includes trade names and trademarks of companies other than NDS.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of NDS Group plc (the “Company”), its directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations. The readers of this document are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Those risks and uncertainties are discussed under the heading “Risk Factors,” in the Company’s Annual Report on Form 20-F (SEC file no. 0-30364) as filed with the Securities and Exchange Commission on October 22, 2004, as well as the information set forth below. The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review other documents filed by the Company with the Securities and Exchange Commission.

PART I – Financial Information

Item 1. Financial Statements

NDS Group plc
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	As of December 31, 2004	As of June 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$266,971	$228,620
Accounts receivable, net of an allowance for doubtful accounts of $2,883 and $3,021 as of
December 31, 2004 and June 30, 2004, respectively	98,473	84,295
Accrued income	33,451	21,845
Inventories	37,225	35,972
Prepaid expenses	17,383	15,843
Other current assets	6,700	6,836

Total current assets	460,203	393,411

Plant, property & equipment, net	31,730	29,472
Goodwill	69,619	66,296
Other intangibles, net	58,944	61,681
Deferred tax assets	10,334	9,153
Other non-current assets	19,187	17,146

Total assets	$650,017	$577,159

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,143	$51,552
Customer deposits & deferred income	125,048	97,864
Accrued expenses	39,434	39,802
Income tax liabilities	18,454	6,812
Other current liabilities	19,496	15,393

Total current liabilities	218,575	211,423

Accrued expenses	36,449	32,392

Total liabilities	255,024	243,815

Stockholders’ equity:
Series A ordinary shares of $0.01 par value per share: 48,000,000 shares authorized;
12,833,769 and 12,186,598 shares outstanding as of December 31, 2004 and June 30, 2004, respectively	128	122
Series B ordinary shares of $0.01 par value per share: 52,000,000 shares authorized;
42,001,000 shares outstanding as of December 31, 2004 and June 30, 2004	420	420
Deferred shares of £1 par value per share: 42,000,002 shares authorized and outstanding
as of December 31, 2004 and June 30, 2004	64,103	64,103
Additional paid-in capital	488,833	478,599
Accumulated deficit and other comprehensive income	(158,491)	(209,900)

Total stockholders’ equity	394,993	333,344

Total liabilities and stockholders’ equity	$650,017	$577,159

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

NDS Group plc
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share amounts)

	For the three months ended December 31,		For the six months ended December 31,
	2004	2003	2004	2003
Revenue:
Conditional access	$86,719	$41,478	$177,043	$87,258
Integration, development & support	12,017	11,458	28,825	27,051
License fees & royalties	18,838	7,770	34,838	14,757
New technologies	21,540	13,915	38,510	25,049
Other	2,509	1,867	3,686	3,324

Total revenue	141,623	76,488	282,902	157,439

Cost of goods and services sold:
Smart card costs	(32,543)	(4,288)	(71,342)	(10,699)
Operations & support	(17,056)	(11,194)	(32,609)	(21,209)
Royalties	(4,683)	(1,359)	(7,758)	(2,576)
Other	(104)	(2,077)	(244)	(2,724)

Total cost of goods and services sold	(54,386)	(18,918)	(111,953)	(37,208)

Gross margin	87,237	57,570	170,949	120,231

Operating expenses:
Sales & marketing	(6,053)	(6,094)	(12,119)	(12,098)
Research & development	(40,333)	(32,271)	(78,654)	(60,576)
General & administration	(15,183)	(8,466)	(27,285)	(17,133)
Amortization of intangibles	(3,189)	(1,161)	(6,290)	(1,939)

Total operating expenses	(64,758)	(47,992)	(124,348)	(91,746)

Operating income	22,479	9,578	46,601	28,485

Other income:
Foreign exchange gains	1,652	3,219	2,814	3,799
Interest	2,797	1,671	4,787	3,742
Gains on investments	46	—	46	—

Total other income	4,495	4,890	7,647	7,541

Income before income tax expense and
minority interests in subsidiaries, net of tax	26,974	14,468	54,248	36,026

Income tax expense	(9,090)	(4,149)	(18,747)	(11,411)
Minority interests in subsidiaries, net of tax	—	—	—	93

Net Income	$17,884	$10,319	$35,501	$24,708

Net income per share:
Basic net income per share	$0.33	$0.19	$0.65	$0.46
Diluted net income per share	$0.32	$0.19	$0.63	$0.45

Shares used in computing basic net income per share	54,631,250	54,071,254	54,423,657	54,033,078
Shares used in computing diluted net income per share	56,767,830	55,375,930	56,452,363	55,419,157

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

NDS Group plc
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	For the six months ended December 31,
	2004	2003
Operating activities:
Net income	$35,501	$24,708

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	6,917	5,736
Amortization of other intangibles	6,290	1,939
Stock-based compensation	3,390	3,246
Profit on sale of investments	(46)	—
Minority interest in subsidiaries, net of tax	—	(93)
Change in operating assets and liabilities, net of acquisitions	(23,324)	3,903

Net cash provided by operating activities	28,728	39,439

Investing activities:
Capital expenditure	(8,461)	(3,339)
Proceeds from sale of investments	232	—
Business acquisitions, net of cash acquired	(17)	(65,475)

Net cash used in investing activities	(8,246)	(68,814)

Financing activities:
Issuance of shares	6,850	830
Other	—	40

Net cash provided by financing activities	6,850	870

Net increase (decrease) in cash and cash equivalents	27,332	(28,505)
Cash and cash equivalents, beginning of period	228,620	202,185
Exchange movement of opening cash balance	11,019	11,201

Cash and cash equivalents, end of period	$266,971	$184,881

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

NDS Group plc
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Nature of business

NDS Group plc (“the Company”) is incorporated in Great Britain and registered in England and Wales. The Company, together with its subsidiaries (“NDS or “the Group”), is engaged in the business of supplying digital technology and services, enabling and supporting digital pay-TV platform operators and content providers.

NDS operates through a number of subsidiaries. There is a common management structure across the Group, which ensures that the various subsidiary companies operate in a coordinated and complementary manner. The business is managed as a single operating unit or segment, being the supply of digital technology and services enabling and supporting digital pay-TV platform operators and content providers.

The Company is a majority owned subsidiary of News Corporation, which taken together with its subsidiaries and associates is referred to herein as the “News Corporation”.

Note 2. Basis of preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States’ generally accepted accounting principles (“US GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, the consolidated operating results and the consolidated cash flows as of, and for the periods shown. The consolidated results of operations for the three and six month periods ended December 31, 2004 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2005.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Effective November 12, 2004, News Corporation changed its corporate domicile from Australia to the United States and as a result, NDS Group plc no longer qualifies as a foreign private issuer under US securities laws. NDS has also changed its reporting currency from pounds sterling to US dollars. Accordingly, these condensed consolidated financial statements are stated in US dollars and have been prepared in accordance with US GAAP. Prior to November 12, 2004, NDS published financial information in accordance with UK accounting practice (“UK GAAP”) in pounds sterling.

These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2004 included in the Company’s Annual Report on Form 20-F as filed with the Securities and Exchange Commission on October 22, 2004.

Note 3. Stock-based compensation expense

The Company accounts for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25: “Accounting for stock issued to employees”, and has adopted the disclosure-only alternative of SFAS No. 123: “Accounting for stock-based compensation”, as amended by SFAS No. 148: “Accounting for stock-based compensation—transition and disclosure”. Under the intrinsic value method, only stock-based compensation resulting from options granted at below fair market value has been recorded.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based employee compensation data. These pro forma effects may not be representative of future amounts since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period and additional options may be granted in future years.

	For the three months ended December 31,		For the six months ended December 31,
(in thousands, except per-share data)	2004	2003	2004	2003
Net income, as reported	$17,884	$10,319	$35,501	$24,708

Add: Stock-based compensation cost included in the determination
of net income as reported	859	663	3,390	1,414

Deduct: Total stock-based compensation determined under fair value
based method for all awards, net of related tax effects	(1,869)	(2,323)	(4,071)	(4,094)

Pro-forma net income	$16,874	$8,659	$34,820	$22,028

Net income per share
Basic net income per share, as reported	$0.33	$0.19	$0.65	$0.46
Diluted net income per share, as reported	$0.32	$0.19	$0.63	$0.45

Pro-forma basic net income per share	$0.31	$0.16	$0.64	$0.41
Pro-forma diluted net income per share	$0.30	$0.16	$0.62	$0.40

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of SFAS No. 123(R): “Share-based payment.” This standard will require the cost of employee compensation paid with equity instruments to be measured based on grant-date fair values. That cost will be recognized over the vesting period. SFAS No. 123(R) will become effective for the Company in the first quarter of fiscal 2006. An illustration of the impact on the Company using a Black-Scholes methodology is presented above.

Note 4. Comprehensive income

Comprehensive income comprises net income, foreign currency translation adjustments, certain pension adjustments and unrealized holding losses on investments held for re-sale. The components of comprehensive income were as follows:

	For the three months ended December 31,		For the six months ended December 31,
(in thousands)	2004	2003	2004	2003
Net income	$17,884	$10,319	$35,501	$24,708
Currency translation differences (no tax effect)	20,577	14,180	15,933	14,340
Other	(118)	(77)	(25)	(149)

Comprehensive income	$38,343	$24,422	$51,409	$38,899

Note 5. Net income per share

Basic net income per share is calculated as net income divided by the weighted average number of shares in issue in each period. The interests of ordinary shareholders may be diluted due to the existence of stock options granted to employees. The dilutive effect of potential shares has been calculated using the treasury method and as such, is a function of the average share price in each period. The Series A and Series B ordinary shares have equal rights except in respect of voting and as such have equal weighting in the calculation of earnings per share.

The numerator for the calculations of net income per share is net income. The denominator for the calculations is the weighted average numbers of shares, as follows:

	For the three months ended December 31,		For the six months ended December 31,
	2004	2003	2004	2003

Weighted average number of ordinary shares in issue	54,631,520	54,071,254	54,423,657	54,033,078

Effect of dilutive stock options	2,136,310	1,304,676	2,208,706	1,389,079

Denominator for dilutive net income per share	56,767,830	55,375,930	56,452,363	55,419,157

Note 6. Inventories

Inventories comprise work-in-progress and include unprocessed smart cards and their components. Inventories are stated net of provisions of $4,516,000 and $4,242,000 as of December 31, 2004 and June 30, 2004, respectively.

Note 7. Related party transactions

NDS conducts business transactions with News Corporation and its subsidiaries and affiliates in which News Corporation holds investments. These entities are considered to be related parties. Agreements covering arrangements between News Corporation and its subsidiaries or affiliates and the Company are entered into in the context of two entities over which a third entity exercises significant influence or control. There can be no assurance therefore, that each of the agreements, or the transactions provided for therein, or any amendments thereof will be effected on terms at least as favourable to NDS as could have been obtained from unaffiliated third parties. Any new contracts or significant amendments to such contracts are approved by the Company’s Audit Committee.

These transactions are of three main types: the provision by NDS of technology and services for digital pay-TV systems; the payment by NDS of royalties for the use of certain intellectual property rights; and the receipt by NDS of administrative services.

a)	Provision of integrated broadcast systems

Technology and services for digital pay-TV systems are supplied to affiliates and subsidiaries of News Corporation. The principal related parties supplied by NDS are BSkyB, DIRECTV (from December 2003), DIRECTV Latin America (from December 2003), Sky Brasil, Sky Mexico, DTH TechCo, Sky Colombia, Sky Chile, Sky Italia, STAR TV, FoxTel and Sky Network Television. Revenue recognized from such related parties was as follows:

	For the three months ended December 31,		For the six months ended December 31,
(in thousands)	2004	2003	2004	2003

Revenue from related parties	$102,394	$72,310	$207,646	$34,600

Included within accounts receivable are amounts of $64,302,000 and $60,312,000 as of December 31, 2004 and June 30, 2004, respectively which are due from related parties in respect of normal sales transactions. No allowances for doubtful accounts are associated with such amounts.

Related party transactions (continued)

b)	Royalty payments

A royalty is payable to a related party in respect of certain intellectual property rights which NDS has licensed for use in certain applications supplied to customers. The royalty expense was as follows:

	For the three months ended December 31,		For the six months ended December 31,
(in thousands)	2004	2003	2004	2003

Royalty expense payable to related parties	$875	$94	$1,275	$94

c)	Administration and finance services

News Corporation provides services under a Master Intercompany Agreement which provides, among other things, for arrangements governing the relationship between NDS and News Corporation. The consideration for each of the services and other arrangements set forth in the Master Intercompany Agreement is mutually agreed and based upon allocated costs. All such consideration and any material arrangements are subject to the approval of the Company’s Audit Committee. The services covered by the Master Intercompany Agreement include cash management and financing, services of News Corporation employees, facility arrangements, employee matters, including pensions and certain other services.

Amounts charged in respect of these services amounted to:

	For the three months ended December 31,		For the six months ended December 31,
(in thousands)	2004	2003	2004	2003

Administrative expenses payable to related parties	$66	$56	$130	$109

Included within accounts payable are amounts of $2,687,000 and $3,107,000 as of December 31, 2004 and June 30, 2004, respectively, which were owed to News Corporation in respect of administrative services and operating costs paid on behalf of NDS.

The Group has a short-term loan facility of £30 million from News Corporation. The facility has no expiry date and no amounts were drawn down as of December 31, 2004 or June 30, 2004. The facility is considered to be adequate for the Group’s needs.

The Company and certain subsidiaries have entered into cross-guarantees with HSBC Bank plc providing mutual guarantees with other subsidiaries of News Corporation for amounts owed to the bank under a collective overdraft facility of £20 million. The Company has been informed by News Corporation that no amounts were owed to HSBC Bank plc as of December 31, 2004 which would be covered by these guarantees.

d)	UK Corporation Tax

NDS Group plc has entered into a Group Relief Agreement, with a UK subsidiary of News Corporation, which provides for the mutual surrender of losses and other allowances by group relief. Subject to the terms of the agreement, the party accepting such surrender shall pay or cause to be paid to the surrendering party an amount equal to the amount of tax such accepting party would have paid but for such surrender. Income tax expense includes such amounts and part of the income tax liability may be settled by payments to News Corporation, rather than the UK Inland Revenue.

Note 8. Contingencies

a)	Litigation

On June 6, 2003, Echostar Communications Corporation, Echostar Satellite Corporation, Echostar Technologies Corporation and Nagrastar L.L.C. (collectively, “Echostar” filed an action against NDS in the United States District Court for the Central District of California. Echostar filed an amended complaint on October 8, 2003 which purported to allege claims for violation of the Digital Millennium Copyright Act (“DMCA”), the Communications Act of 1934 (“CA”), the Electronic Communications Privacy Act, The Computer Fraud and Abuse Act, California’s Unfair Competition statute and the federal RICO statute. The complaint also purported to allege claims for civil conspiracy, misappropriation of trade secrets and interference with prospective business advantage. The complaint sought injunctive relief, compensatory and exemplary damages and restitution. On December 22, 2003, all of the claims were dismissed by the court, except for the DMCA, CA and unfair competition claims, and the Court limited these claims to acts allegedly occurring within three years of the filing of the complaint. Echostar filed a second amended complaint. NDS filed a motion to dismiss the second amended complaint on March 31, 2004. The motion was scheduled to be heard by the Court on July 23, 2004. On July 21, 2004, the Court issued an order vacating the July 23, 2004 hearing date and ordering, among other things, Echostar to file a third amended complaint within 10 days correcting various deficiencies in the second amended complaint noted by the Court. Echostar filed its third amended complaint on August 4, 2004. On August 6, 2004, the Court ruled that NDS was free to file a motion to dismiss the third amended complaint, which NDS did on September 20, 2004. The hearing occurred on January 3, 2005. The parties are awaiting the Court’s decision.

On July 25, 2003, Sogecable, S.A. and its subsidiary Canalsatellite Digital, S.L., Spanish satellite broadcasters and customers of Canal+ Technologies SA (together, “Sogecable”), filed an action against NDS in the United States District Court for the Central District of California. Sogecable filed an amended complaint on October 9, 2003 which purported to allege claims for violation of the DMCA and the federal RICO statute. The amended complaint also purported to allege claims for interference with contract and prospective business advantage. The complaint sought injunctive relief, compensatory and exemplary damages and restitution. On December 22, 2003, all of the claims were dismissed by the court. Sogecable filed a second amended complaint. NDS filed a motion to dismiss the second amended complaint on March 31, 2004. On July 23, 2004, the Court heard oral argument on the motion and advised that a formal ruling should be issued by early August. On August 4 2004, the court issued an order dismissing the second amended complaint in its entirety. Sogecable had until October 4, 2004 to file a third amended complaint. On October 1, 2004, Sogecable notified the Court that it would not be filing a third amended complaint, but would appeal the Court’s entry of final judgement dismissing the suit to the Ninth Circuit Court of Appeals.

b)	Severance pay

In certain countries in which NDS operates (principally Israel), it is required to make severance payments to dismissed employees and employees leaving employment in certain other circumstances, on the basis of the latest monthly salary for each year of service. This liability is substantially funded by payments of premiums to insurance companies under approved plans.

The gross liability as of December 31, 2004 was $22,139,000 and at June 30, 2004 it was $19,587,000. These amounts are included within non-current accrued expenses in the balance sheet. The amount funded by insurance policies as of December 31, 2004 was $19,187,000 and at June 30, 2004 it was $17,146,000. These amounts are included within other non-current assets in the balance sheet.

c)	Government grants

A subsidiary company, NDS Technologies Israel Limited, has received government grants towards the cost of certain capital expenditure. If the conditions of the grants are not complied with, the grants may be required to be refunded, in whole or in part, with interest from the date of receipt. The major conditions relating to a grant concern the maintenance of adequate non-distributable reserves and retention of the associated assets for a set period of time. The cumulative amount received and receivable to December 31, 2004 amounted to approximately $11.9 million. The cumulative amount received and receivable to June 30, 2004 amounted to approximately $11.2 million. It is not anticipated that any repayment will be required.

d)	Intellectual property rights

The nature of the Company’s business is such that it may be subject to claims by third parties alleging infringements of various intellectual property rights. Such claims are vigorously defended. Where a liability arising from these claims is probable, an accrual is made based on management’s best estimate. It is not considered that any resulting liability in excess of amounts recognized in these financial statements would materially affect the Company’s financial position.

         Contingencies (continued)

e)	Guarantees

In the normal course of business, NDS provides indemnification agreements of varying scopes, including limited product warranties and indemnification of customers against claims of intellectual property infringement made by third parties arising from the use of our products or services. The nature of these commitments has been considered in determining the revenues and costs recognized in these financial statements. Costs are accrued for known warranty and indemnification issues if a loss is probable and can be reasonably estimated. Historically, costs related to these warranties and indemnification agreements have not been significant, but because potential future costs are highly variable, we are unable to estimate the maximum potential impact of these guarantees on the Company's future results of operations.

Note 10. Pension expense

The elements of expense related to the defined benefit pension plan which NDS operates for the benefit of certain current and former UK employees, are as follows:

	For the three months ended December 31,		For the six months ended December 31,
(in thousands)	2004	2003	2004	2003

Service cost	$43	$40	$85	$78
Interest cost	224	187	443	364
Expected return on plan assets	(167)	(128)	(330)	(249)
Amortization of unrecognized net loss	112	109	221	212

	$212	$208	$419	$405

Item 2. Management’s Discussion and Analysis of Financial Condition and Resultsof
Operations

This document contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of NDS Group plc (the “Company”), its directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations. The readers of this document are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Those risks and uncertainties are discussed under the heading “Risk Factors,” in the Company’s Annual Report on Form 20-F (SEC file no. 0-30364) as filed with the Securities and Exchange Commission on October 22, 2004, as well as the information set forth below. The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review other documents filed by the Company with the Securities and Exchange Commission. This section should be read in conjunction with the unaudited consolidated condensed financial statements of the Company and related notes set forth elsewhere herein.

Recent Developments

Effective November 12, 2004, News Corporation changed its corporate domicile from Australia to the United States and as a result, NDS Group plc no longer qualifies as a foreign private issuer under US securities laws. NDS also changed its reporting currency from pounds sterling to US dollars. Accordingly, our accompanying interim unaudited condensed consolidated financial statements and financial information in this discussion are stated in US dollars and have been prepared in accordance with US generally accepted accounting principles (“US GAAP”). Prior to November 12, 2004, NDS published financial information in accordance with UK accounting practice (“UK GAAP”) in pounds sterling.

Introduction

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help provide an understanding of NDS Group plc’s (together with its subsidiaries, the “Company”) financial condition, changes in financial condition and results of operations. MD&A is organized as follows:

•	Overview of our Business - This section provides a general description of the Company’s businesses, as well as recent developments that have occurred either during fiscal 2005 that the Company believes are important in understanding the results of operations and financial condition or to disclose known future trends.

•	Results of Operations - This section provides an analysis of the Company’s results of operations for the three months and six months ended December 31, 2004 and 2003. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•	Liquidity and Capital Resources - This section provides an analysis of the Company’s cash flows for the six months ended December 31, 2004 and 2003. It includes a discussion of the financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

Overview of our Business

We supply open end-to-end digital technology and services to digital pay television platform operators and content providers. Our technologies include conditional access and microprocessor security, broadcast stream management, set-top box middleware, program guides (“EPG”), personal video recorder (“PVR”) technologies, and interactive applications. Our software systems, consultancy and systems integration services are focused on providing platform operators and content providers with technology to help them profit from the secure distribution of digital information and entertainment.

Our revenues were $141.6 million for the quarter ended December 31, 2004 compared to $76.5 million for the quarter ended December 31, 2003. First half-year revenues in fiscal 2005 were $282.9 million compared to $157.4 million for the first half of fiscal 2004. Our net income was $17.9 million for the quarter ended December 31, 2004 compared to $10.3 million for the quarter ended December 31, 2003. Net income for the first six months of fiscal 2005 was $35.5 million, compared to $24.7 million for the first half of fiscal 2004.

We consider that we operate as a single segment and our business is managed as such. There are no separate divisions or profit centers. To assist in assessing the financial performance of our business, we have identified a number of revenue streams and cost categories.

Conditional access revenues

Conditional access revenues from a particular platform operator are generally related to the number of subscribers to that platform and / or the number of smart cards authorized to decrypt content broadcast by that platform. Contracts with customers typically provide for the long-term supply of smart cards and the provision of conditional access services to preserve the security of the platform. The volume of smart cards supplied depends on demand by consumers for set-top boxes, which enable the subscriber to receive a broadcaster’s programs and services. The nature and extent of the security services vary by customer and are reflected in the fees paid, which are typically determined by the number of smart cards in use and authorized by the platform operator. Thus, a significant proportion of the growth in conditional access revenues is driven by the growth in the underlying subscriber bases of our pay-TV customers.

Conditional access revenues consist of sales of smart cards and the receipt of security fees. Smart cards are sold to the platform operator at an agreed unit price for use by their subscribers. In some circumstances, we receive fees from broadcasters for the maintenance of the security of conditional access systems for a specified duration which is typically between 24 and 48 months. Fees are received over the duration of the agreed service period and are related to the number of subscribers to the platform and / or the number of smart cards authorized to decrypt content broadcast by that platform. In some instances, the maintenance of security requires us to replace a population of smart cards (“changeover cards”) from time to time, at no additional cost to the platform operator. In such instances an element of the security fee is deferred each month and recognized when the changeover cards are supplied. In other cases, a platform operator may purchase separately new cards for all its customers at an agreed price which may be discounted to reflect the size of an order and the fact that the development of the replacement cards has been paid for separately.

A key performance measure for our business is the number of subscribers to our platform customers and the potential of those platform customers to grow their subscriber bases. As of December 31, 2004, there were 51.8 million active set-top boxes using our conditional access technology, a rise of 4.0 million in the quarter and 7.8 million in the six-month period. We have recognized revenue on the sale of 8.1 million smart cards in the three months ended December 31, 2004 and 17.0 million for the six month period then ended. This compares to 1.2 million and 3.4 million respectively in the equivalent periods of fiscal 2004.

Until August 13, 2003, we provided conditional access services, including the supply of smart cards to DIRECTV in the USA. The contract came to an end on August 13, 2003 and subsequently we received payments under post-termination support arrangements. Additionally, we realized revenue in the first and second quarters of fiscal 2004 from DIRECTV for the use of NDS technology contained within cards which DIRECTV had procured from a third party. In March 2004, NDS and DIRECTV signed a new six-year contract for conditional access services, which was effective from March 1, 2004. Under the new contract, we receive monthly fees for the provision of conditional access services, which includes NDS taking on the obligation to provide periodic replacement smart cards in the future as an integral part of the security maintenance activities. In June 2004, we also took on the supply of new smart cards to DIRECTV. Therefore fiscal 2004 was a year of transition as we moved from the end of one DIRECTV contract to a new relationship with them and fiscal 2005 comparisons with fiscal 2004 are significantly affected.

Integration, development and support revenues

Integration, development and support consists of activities such as software development and adaptation; design, implementation and project management of broadcasting systems; and, ongoing support and maintenance of software and broadcast systems. Integration, development and support fees are related to our ability to obtain new customers for systems and technology and to provide sufficient resources to accept a new contract. Such revenues depend on the amount of time required to manage the integration, customise or develop the software and also on the level of support and assistance required by the customer.

Contracts for development, integration and installation work are undertaken for customers on the basis of time and materials, or according to fixed price terms, or a combination of the two. The duration of such contracts has varied from a few weeks to approximately two years. Contracts for the initial supply of a system are typically followed by separate contracts for system enhancements and additional features. Support and maintenance contracts typically involve negotiation of a fixed periodic fee over the term of the contract.

In December 2003 we acquired the MediaHighway middleware business from Thomson SA in December 2003 for €60 million. This has increased the range of middleware functionality that we can offer our customers. Therefore integration, development and support revenues are higher in the three and six month periods in fiscal 2005 than in the equivalent periods in fiscal 2004.

Licence fees and royalty revenues

We derive licence fees and royalties from licensing technology to broadcasters for use in their head-end and to set-top box manufacturers. License fees and royalties are charged for different elements of our software, such as conditional access, EPG and middleware (including, from December 2003, the basic MediaHighway elements). Licence revenues are dependent upon our ability to obtain new customers and upon the ongoing needs of existing customers to expand their services or upgrade their systems to more sophisticated technology. Royalty income is typically receivable on the basis of the number of units manufactured or deployed by a licensee. Royalties are generally a function of the number of set-top boxes manufactured, which in turn is dependent upon the ability of the broadcaster or service provider to generate new subscribers.

New technologies revenues

We have developed, and are marketing, new technologies which offer the platform operator or content provider the opportunity to increase the revenue per subscriber through enhancing the viewing experience and delivering more than just video. Examples include games and gaming, interactive applications, PVR technologies, OpenBet, and Synamedia (technology to manage and control the secure distribution of digital content via broadband networks). Revenues under this category are in the form of development fees, licence fees or royalties per subscriber or user. These are typically earned on the successful deployment of technology to a customer or on the manufacture of the set-top box or device containing the technology. In some instances, an ongoing fee is payable for support and maintenance which is dependent upon the number of subscribers having access to, or making use of, the enhanced functionality. We have entered into several revenue-share arrangements whereby we receive a share of the incremental revenues earned by the operator from an application supplied by us.

The new technologies revenue stream depends upon us developing and selling applications for use by platform operators and content providers, and the take-up by subscribers of new services, applications and functions offered by the service provider.

Costs and expenses

Our costs and expenses consist of the physical and processing costs of smart cards, personnel and facilities’ costs, royalties paid to owners of certain intellectual property rights which we have incorporated within our technologies and the amortization of intangible assets which we acquired for incorporation within our technologies.

The physical costs of smart cards include the costs of the integrated circuits manufactured by third party suppliers, the micro-module which houses the computer chips and the plastic body of the smart cards. We do not manufacture smart cards, but our engineers design their embedded computer chips, arrange for their manufacture and assembly by third party suppliers and then program the smart cards with proprietary software. Smart card costs are dependent upon the costs of raw materials, including the cost of computer chips, plastic and assembly, and the volume of smart cards purchased and processed in any period.

Personnel and facilities’ costs are allocated to four categories: operations, sales and marketing, research and development, and general and adminstration. Facilities’ costs include the depreciation of equipment used in customer support, development and test activities.

During fiscal 2005, we have continued to increase our headcount and purchase additional technical equipment for use by our research and development and operations staff. Therefore our operating cost base is higher in the three and six month periods in fiscal 2005 than in the equivalent periods in fiscal 2004. The increase is due to the acquisition of MediaHighway in December 2003 and additional personnel and equipment to support the new conditional access agreement with DIRECTV. We have also increased the number of employees involved in the development of applications which we characterise as new technologies. Much of this development has been in advance of signing contracts with customers for such new applications.

Critical accounting policies

Our discussion and analysis of our financial condition and financial performance are based upon our consolidated financial statements, which have been prepared in accordance with US GAAP. Our reported financial results are dependent, amongst other things, on our choice of accounting policies, the application of those policies, and on the use of estimates. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the amounts of reported revenues and expenses for the fiscal period. Judgements involved in making estimates can significantly affect our reported profits, assets and liabilities.

The policies and estimation techniques which we consider are most critical relate to the valuation of assets (principally goodwill and other intangible assets, accounts receivable and inventory) and the recognition or de-recognition of liabilities (principally revenue recognition and cost accruals). These critical accounting policies and estimation techniques are described in detail in our Annual Report on Form 20-F for the year ended June 30, 2004, which was prepared under UK GAAP. Summarized below is a description of the critical accounting policies impacted by our change to US GAAP.

Goodwill and other intangible assets

We have significant intangible assets, primarily intellectual property rights and goodwill arising in connection with business combinations. We account for business combinations under the purchase method of accounting. The total cost of acquisitions is allocated to the underlying net assets acquired, based on their respective estimated fair market values. Goodwill is recorded as the difference between the cost of acquiring an entity and the estimated fair market values assigned to its tangible and identifiable intangible net assets at the date of acquisition. Determining the fair market value of assets acquired and liabilities assumed requires management’s judgement and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives, and market multiples. Goodwill is subject to an annual impairment test (or more often if circumstances dictate). Intangible assets are amortized over their expected useful lives and the remaining useful life is re-assessed from time to time. If we identify an impairment in value of goodwill or other intangible assets, we record an impairment charge in the period in which it is identified. The judgements made in determining the estimated fair market value assigned to each class of intangible assets acquired as well as their useful lives and any potential impairment can significantly impact on our reported operating income.

Revenue recognition and liabilities to customers

Revenue may only be recognized if persuasive evidence of an arrangement exists, the fees are fixed and determinable, the product or service has been delivered and collectibility is assured. Judgement is required in assessing whether these criteria have been met. The technologies and services we supply to our customers are technically complicated and are frequently covered by long-term contracts. In assessing the amounts of revenue recognized in any period, we must make estimates about such matters as the future costs we will incur to complete our contractual obligations and, if these costs exceed estimated future revenues, make a provision for the estimated loss. Where we have obligations to supply smart cards in the future as part of our support and maintenance obligations, we are required to make estimates about the timing of supply of such changeover cards and to defer an appropriate amount of revenue from the security fees received from our platform operator customers and recognize an appropriate amount of revenue when such cards are supplied. These estimates include an assessment of the likely timing of the card changeover, the number of smart cards to be supplied, the costs of those smart cards and the future receipt of security fees. The judgements made in determining the value of our liabilities to customers can significantly impact our reported operating income.

Commentary on three months and six months ended December 31, 2004

The results of the fiscal 2005 periods and the comparisons with fiscal 2004 are significantly affected by business conducted with DIRECTV. Until August 13, 2003, we provided conditional access services, including the supply of smart cards to DIRECTV in the United States. The contract came to an end on August 13, 2003 and subsequently we received payments under post-termination support arrangements. Additionally, we realized revenue in the first and second quarters of fiscal 2004 from DIRECTV for the use of NDS technology contained within cards which DIRECTV had procured from a third party.

In March 2004, NDS and DIRECTV signed a new six-year contract for conditional access services, which was effective from March 1, 2004. Under the new contract, we receive monthly fees for the provision of conditional access services, which includes NDS taking on the obligation to provide periodic replacement smart cards in the future as an integral part of our security maintenance activities. In June 2004, we also re-commenced the supply of new smart cards.

Comparisons are also affected by the results of the MediaHighway business which we acquired on December 16, 2003.

Revenue

Revenues for the periods under review were as follows:

	For the three months ended December 31,

(in thousands)	2004	2003	Change	% change

Conditional access	$86,719	$41,478	$45,241	109%
Integration, development & support	12,017	11,458	559	5%
License fees & royalties	18,838	7,770	11,068	142%
New technologies	21,540	13,915	7,625	55%
Other	2,509	1,867	642	34%

Total revenue	$141,623	$76,488	$65,135	85%

	For the six months ended December 31,

(in thousands)	2004	2003	Change	% change

Conditional access	$177,043	$87,258	$89,785	103%
Integration, development & support	28,825	27,051	1,774	7%
License fees & royalties	34,838	14,757	20,081	136%
New technologies	38,510	25,049	13,461	54%
Other	3,686	3,324	362	11%

Total revenue	$282,902	$157,439	$125,463	80%

Conditional access revenues have increased by 109% for the quarter and by 103% for the six month period. We have recognized revenue on the sale of 8. 1 million smart cards in the three months ended December 31, 2004 and 17.0 million for the six month period. This compares to 1.2 million and 3.4 million respectively in the equivalent periods of fiscal 2004. The increase in revenue is directly related to three factors: higher volume of smart cards purchased by DIRECTV, in connection with our new contract; higher purchases from Sky Italia, which recently completed the migration of all their subscribers to NDS technology; and, higher demand from our Latin America customers. The number of authorized cards in use at our broadcast platform customers as of December 31, 2004 was 51.8 million compared to 47.8 million at September 30, 2004 and 44.0 million at June 30, 2004. At December 31, 2003, the equivalent number was 38.8 million. Again, the growth is primarily from the volume increases noted above. This volume increase is due to consumers’ up-grading their set-top boxes, a deliberate build-up of inventory by our platform customers, and a migration of consumers from one platform to another. We do not currently expect conditional access revenues to be as high in the third and fourth quarters of fiscal 2005 as they have been in the first and second quarters. The prior year periods included conditional access revenues from a third party that used NDS technology within their smart cards, with no comparable amounts in the current fiscal year.

Revenues from integration, development and support have increased by 5% for the quarter and by 7% for the six month period. There have been no major system deliveries or upgrades in either period, but a large number of small system enhancements have been delivered over the course of both periods of both fiscal years. Such revenue is dependent upon when such enhancements are delivered to customers. This revenue stream includes revenues related to middleware development following our acquisition of the MediaHighway business in December 2003. As well as revenues from Canal Plus, we also received development revenue related to Sky Italia’s migration. Partially off-setting this is the fact that this revenue stream for both the three and six month periods in fiscal 2004 included system support income under our old contract with DIRECTV; there is no equivalent in our new contract.

The growth in revenues from license fees and royalties from the three and six month periods of fiscal 2004 as compared to the equivalent periods of fiscal 2005 is due to royalties earned from the MediaHighway business which we acquired on December 16, 2003. Royalties for the use of conditional access, middleware and program guide software included within set-top boxes have also increased from the three and six month periods of fiscal 2004 to the equivalent periods in fiscal 2005. This is due to an increase in the number of set-top boxes manufactured which includes our software or the download of such software for use on several of our customers’ platforms. We no longer receive conditional access royalties from the manufacture of set-top boxes for the DIRECTV platform.

The increase in revenue from new technologies is due to higher development and royalty income related to the accelerating deployment of our advanced PVR technologies by several of our customers. In addition, higher revenue from interactive infrastructure has increased due to the higher number of subscribers using our technology and the addition of our technology on new platforms.

Cost of goods and services sold and gross margin

Cost of goods and services sold and gross margin for the period under review were as follows:

	For the three months ended December 31,

(in thousands)	2004	2003	Change	% change

Smart card costs	$32,543	$4,288	$28,255	659%
Operations & support	17,056	11,194	5,862	52%
Royalties	4,683	1,359	3,324	245%
Other	104	2,077	(1,973)	**

Total cost of goods and services sold	$54,386	$18,918	$35,468	187%

Gross margin	$87,237	$57,570	$29,667	52%
Gross margin as a percentage of revenues	61.6%	75.3%	-13.7%	**

**: Not meaningful

	For the six months ended December 31,

(in thousands)	2004	2003	Change	% change
Smart card costs	$71,342	$10,699	$60,643	567%
Operations & support	32,609	21,209	11,400	54%
Royalties	7,758	2,576	5,182	201%
Other	244	2,724	(2,480)	**

Total cost of goods and services sold	$111,953	$37,208	$74,745	201%

Gross margin	$170,949	$120,231	50,718	42%
Gross margin as a percentage of revenues	60.4%	76.4%	-16%	**

**: Not meaningful

We consider that gross margin, defined as revenues less costs and expenses associated with those revenues (being those costs identified above), is an important measure for our management and investors. We consider that it gives a measure of profitability that distinguishes between those costs which are broadly a function of direct revenue-earning activities and costs which are of a general nature or which are incurred in the expectation of being able to earn future revenues.

The increase in smart card costs for the three and six month periods is due to the volume increases noted above. Also, the unit cost of smart cards sold to DIRECTV is higher than those supplied to other customers, due to specifications required by DIRECTV. Operations and support costs have increased due to the greater number of NDS employees working on customer delivery and support and on smart card processing. Royalties are paid to certain third parties for use of technology we have licensed. Such royalties are typically a function of particular revenue items, predominantly conditional access income. Hence the royalty expense has increased both because of the increase in revenues and the mix of revenues being weighted towards conditional access in current fiscal year periods.

These factors have resulted in a decline in gross margins as a percentage of revenues from the three and six month periods ended December 31, 2004 compared to the equivalent periods of the prior fiscal year. Additionally, the prior year periods include conditional access revenues from a third party that used NDS technology contained within their smart cards, with no comparable amounts in the current periods. No costs were directly incurred in relation to this revenue item and hence gross margin as a percentage of revenues in the three and six month periods ended December 31, 2004 was unusually high.

Operating expenses

Operating expenses may be analyzed as follows:

	For the three months ended December 31,

(in thousands)	2004	2003	Change	% change

Sales & marketing	$6,053	$6,094	$(41)	—%
Research & development	40,333	32,271	8,062	25%
General & administration	15,183	8,466	6,717	79%
Amortization of intangibles	3,189	1,161	2,028	175%

Total operating expenses	$64,758	$47,992	$16,776	35%

	For the six months ended December 31,

(in thousands)	2004	2003	Change	% change

Sales & marketing	$12,119	$12,098	$21	—%
Research & development	78,654	60,576	18,078	30%
General & administration	27,285	17,133	10,152	59%
Amortization of intangibles	6,290	1,939	4,351	224%

Total operating expenses	$124,348	$91,746	$32,602	36%

Our main operating costs are employee costs, facilities’ costs (including depreciation of sophisticated equipment used by our engineers) and travel costs reflecting the fact that our employees, customers and potential customers are located throughout the world. Our employee numbers have increased over the period, as follows:

	June 2003	September 2003	December 2003	June 2004	September 2004	December 2004

Number of employees	1,362	1,528	1,872	2,004	2,119	2,234

The primary reason for the increase in operating expenses is due to the addition of approximately 300 employees in connection with the acquisition of MediaHighway business in December, 2003 and the expansion of our workforce. The Company continues to add additional employees in order to develop new products and to improve our customer delivery and support. There has also been an increase in the number of NDS employees working on customer delivery and support and on smart card processing and their costs are included within the operations line within cost of goods and services sold. Therefore, the trend in the increase from the three and six month periods of fiscal 2004 to the equivalent periods of fiscal 2005, is reflected in the increase in operating costs.

Approximately a quarter of our research and development employees and almost all of our general and administration employees are based in the UK. The costs of these employees is denominated in UK pounds sterling so the reported US dollar amounts are higher in the current fiscal year periods due to the weaker US dollar. The weaker US dollar has increased our employee costs by approximately 9% and 11% for the three and six month periods ended December 31, 2004, respectively. Certain other of our general and administrative costs are also denominated in UK pounds sterling and the reported US dollar amounts are similarly adversely affected.

In the quarter ended December 31, 2004, general and administrative costs include additional facility charges related to a leased property in the UK, which has been abandoned, in the amount of $2.8 million and also include costs of approximately $1.2 million related to the relocation of most of our employees in Jerusalem to new premises. Other items impacting the three and six months ended December 31, 2004 were the weaker US Dollar, higher employee costs, as noted above, and higher legal costs.

The increase in amortization expense for the periods of fiscal 2005 compared to the equivalent periods of fiscal 2004 is due to the amortization of the fair value of intellectual property rights acquired as part of the MediaHighway transaction.

Operating income and other items

As a result of the factors outlined above, operating income was $22.5 million for the three months ended December 31, 2004 and $46.6 million for the six months then ended. Equivalent figures for fiscal 2004 were $9.6 million and $28.5 million respectively.

Foreign exchange gains have arisen in the three and six month periods ended December 31, 2004 due to the volatility in exchange rates causing differences to arise between the amounts at which revenues and expenses are translated into the functional currency of the entity in which they are recorded and the amount paid or received in cash. During the three months ended December 31, 2003 we realized a gain of approximately $1.9 million arising from a euro forward exchange contract entered into to fix the pound sterling purchase price of the MediaHighway acquisition between signing the acquisition agreement and the completion of the transaction.

Interest income earned on cash deposits was $2.8 million for the three months ended December 31, 2004 and $4.8 million for the six months then ended. Equivalent figures for fiscal 2004 were $1.7 million and $3.7 million respectively. The increase is due to higher average cash balances and slightly higher interest rates.

Our effective tax rate is approximately 34% for the reported periods of fiscal 2005. This is higher than in the equivalent periods of the prior fiscal year and higher than the UK statutory tax rate of 30% due to an increase in expenses for which we do not expect to receive effective relief.

As a consequence of all these factors, net income for the three months ended December 31, 2004 was $17.9 million or $0.33 per share ($0.32 on a diluted basis) compared to $10.3 million or $0.19 per share ($0.19 on a diluted basis) for the three months ended December 31, 2003. For the six months ended December 31, 2004 net income was $35.5 million or $0.65 per share ($0.63 on a diluted basis) compared to $24.7 million or $0.46 per share ($0.45 on a diluted basis) for the six months ended December 31, 2003.

Liquidity and capital resources

Current financial condition

The Company’s principal source of liquidity is internally generated funds; however, the Company also has access to the worldwide capital markets. As of December 31, 2004, and as of the date hereof, we have an unused facility to borrow up to £30 million from a subsidiary of News Corporation. No amounts have been drawn under this facility during fiscal 2005.

As of December 31, 2004 we had cash of $267.0 million. Cash accumulated is being held with the intention of using it for the future development of the business and there are currently no plans to pay any dividends to shareholders. We believe that we have sufficient working capital resources for our present requirements.

The Company’s internally generated funds are dependent on the continuing profitability of our business. We grant our customers normal credit terms in respect of sales transactions, typically 30 to 60 days from date of invoice. The principal uses of cash that affect the Company’s liquidity position include the following: purchases of smart cards, operational expenditures, capital expenditures and income tax payments. In some instances, we receive monthly security fees which includes payment towards the future provision of smart cards. This causes an increase in deferred income and in cash, until such time when we purchase smart cards to meet our card changeover obligations and the deferred income is recognized as revenue. During fiscal 2005 we are experiencing an increase in cash which will be spent on inventory purchases in future years.

The Company has evaluated, and expects to continue to evaluate, possible acquisitions and dispositions of certain businesses. Such transactions may be material and may involve cash, the Company’s securities or the assumption of additional indebtedness.

Sources and uses of cash

We had a net in-flow of cash of $27.3 million for the six months ended December 31, 2004 and a net cash outflow of $28.5 million in the six months ended December 31, 2003.

Cash generated from operating activities

Cash of $28.7 million was generated from operating activities in the six months ended December 31, 2004. This represents 81% of net income. For the six months ended December 31, 2003, cash generated from operating activities was $39.4 million or 160% of net income.

The reason for the difference between the two six-month periods is working capital movements, primarily driven by the transition to the new contract with DIRECTV and in particular the resumption of the supply of smart cards to DIRECTV towards the end of June 2004. In the six months ended December 31, 2003, cash receipts were greater than revenue as amounts owed to us by DIRECTV in respect of earlier periods were paid. In the six months ended December 31, 2004, receipts were less than revenue reflecting the increase in receivables from DIRECTV for the sale of smart cards. Additionally, cash payments for inventory purchases were higher than amounts recorded within cost of goods sold, due to the timing of payments to suppliers. Partially offsetting these two items is the fact that receipts from security fees were higher than revenues as a result of deferring that part of security fees received from customers which relates to future supply of changeover smart cards.

Cash used in investing activities

Cash used in investing activities was $8.3 million in the six months ended December 31, 2004 and $68.8 million in the equivalent period of the prior financial year. Cash payments for capital expenditure amounted to $8.5 million during the six months ended December 31, 2004, compared to $3.3 million during the six months ended December 31, 2003. The increase in expenditure relates to the purchase of technical development and test equipment used by our software development engineers and customer support employees. During the six months ended December 31, 2003 we acquired the MediaHighway business and this involved a net cash outflow of $65.5 million.

Cash generated from financing activities

During the six months ended December 31, 2004 we received $6.9 million from the exercise by employees of stock options compared to $0.8 million in the six months ended December 31, 2003.

Commitments and contractual obligations

There has been no material change to our commitments since June 30, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The only significant market risk to which we are exposed is to changes in foreign exchange rates. We operate in international markets and have operational presence in several countries. Accordingly, our costs and revenues are denominated in a mixture of US dollars, UK pounds sterling and euros. Historically, we have not entered into free-standing derivative contracts to hedge foreign exchange exposure from trading transactions. We expect to review this policy from time to time as circumstances change. No such derivative instruments were outstanding as of December 31, 2004.

As of December 31, 2004 approximately 79% of our cash was held in pounds sterling and 16% in US dollars, with most of the remainder being held in euros. As a result of the weakening in the US dollar during the six-month periods of both fiscal years, we experienced foreign exchange gains on holding cash of $11.0 million in the six months ended December 31, 2004 and $11.2 million in the six months ended December 31, 2003.

Our policy has been to hold the bulk of our cash reserves in pounds sterling because that was our reporting currency. As a consequence of the change in our reporting currency to US dollars and the fact that the majority of our revenues are now denominated in US dollars, we have re-evaluated our treasury policy. Our policy now is to hold the bulk of our cash reserves in US dollars. During January 2005, we have switched most of our sterling currency holdings above our foreseeable requirements into US dollars. As a consequence of this, we expect our future interest income to be less as US dollar interest rates are lower than sterling interest rates. However our reported cash balances are expected to be less sensitive to fluctuations in foreign exchange rates.

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report and, based on this evaluation, have concluded that the disclosure controls and procedures were effective as of December 31, 2004.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings

On June 6, 2003, Echostar Communications Corporation, Echostar Satellite Corporation, Echostar Technologies Corporation and Nagrastar L.L.C. (collectively, “Echostar” filed an action against NDS in the United States District Court for the Central District of California. Echostar filed an amended complaint on October 8, 2003 which purported to allege claims for violation of the Digital Millennium Copyright Act (“DMCA”), the Communications Act of 1934 (“CA”), the Electronic Communications Privacy Act, The Computer Fraud and Abuse Act, California’s Unfair Competition statute and the federal RICO statute. The complaint also purported to allege claims for civil conspiracy, misappropriation of trade secrets and interference with prospective business advantage. The complaint sought injunctive relief, compensatory and exemplary damages and restitution. On December 22, 2003, all of the claims were dismissed by the court, except for the DMCA, CA and unfair competition claims, and the Court limited these claims to acts allegedly occurring within three years of the filing of the complaint. Echostar filed a second amended complaint. NDS filed a motion to dismiss the second amended complaint on March 31, 2004. The motion was scheduled to be heard by the Court on July 23, 2004. On July 21, 2004, the Court issued an order vacating the July 23, 2004 hearing date and ordering, among other things, Echostar to file a third amended complaint within 10 days correcting various deficiencies in the second amended complaint noted by the Court. Echostar filed its third amended complaint on August 4, 2004. On August 6, 2004, the Court ruled that NDS was free to file a motion to dismiss the third amended complaint, which NDS did on September 20, 2004. The hearing occurred on January 3, 2005. The parties are awaiting the Court’s decision.

On July 25, 2003, Sogecable, S.A. and its subsidiary Canalsatellite Digital, S.L., Spanish satellite broadcasters and customers of Canal+ Technologies SA (together, “Sogecable”), filed an action against NDS in the United States District Court for the Central District of California. Sogecable filed an amended complaint on October 9, 2003 which purported to allege claims for violation of the DMCA and the federal RICO statute. The amended complaint also purported to allege claims for interference with contract and prospective business advantage. The complaint sought injunctive relief, compensatory and exemplary damages and restitution. On December 22, 2003, all of the claims were dismissed by the court. Sogecable filed a second amended complaint. NDS filed a motion to dismiss the second amended complaint on March 31, 2004. On July 23, 2004, the Court heard oral argument on the motion and advised that a formal ruling should be issued by early August. On August 4, 2004, the court issued an order dismissing the second amended complaint in its entirety. Sogecable had until October 4, 2004 to file a third amended complaint. On October 1, 2004, Sogecable notified the Court that it would not be filing a third amended complaint, but would appeal the Court’s entry of final judgement dismissing the suit to the Ninth Circuit Court of Appeals.

Item 2. Changes in Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual General Meeting was held on November 3, 2004. The following resolutions were voted upon, with the results as shown below:

	For	Against	Non-Voting
Resolution 1

The audited accounts for the year ended June 30, 2004, together with the
directors’ and auditors’ reports, be received and adopted.	424,084,340	1,310	8,196,396

Resolution 2

The Directors Remuneration Report for the year ended June 30, 2004, be approved.	422,726,209	1,359,441	8,196,396

Resolution 3

Ernst & Young LLC be re-appointed as auditors and the directors (or the directors
comprising the audit committee) be authorized to fix their remuneration.	424,084,234	1,416	8,196,396

Resolution 4

To appoint Nathan Gantcher as a Director of the Company.	424,081,779	3,871	8,196,396

Resolution 5

To re-appoint Peter Powers as a Director of the Company.	424,081,859	3,791	8,196,396

Resolution 6

To amend Article 78 of the Company’s Articles of Association to increase the maximum amount that the Company may pay as fees to the Directors to
US$1,000,000 effective from 1st January 2004.	422,767,613	1,318,037	8,196,396

Resolution 7

That: (i) in accordance with article 6 of the Company’s Articles of Association, the directors be authorized to allot relevant securities up to a maximum nominal amount of US$409,680; (ii) this authority shall expire on 1 November, 2009; and
(iii) all previous authorities under section 80 of the Companies Act 1985 be revoked.	422,808,699	1,276,951	8,196,396

Resolution 8

That: (i) in accordance with article 7 of the Company’s Articles of Association, the Directors be given power to allot equity securities for cash; and (ii) this power
shall expire on 1 November, 2009.	422,683,329	1,402,321	8,196,396

David DeVoe, Lachlan Murdoch, Abraham Peled and Arthur Siskind continued as directors of the Company without a vote of shareholders.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

3	Amended Articles of Association of the Company*

10.1	Non-Executive Director Compensation Summary Sheet*

10.2	Employment Agreement dated as of November 11, 2004 between the Company and Alexander Gersh***

31.1	Certification by the Chief Executive Officer pursuant to SEC Rule 13a-14(a) / 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by the Chief Financial Officer pursuant to SEC Rule 13a-14(a) / 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer pursuant to U.S.C section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to U.S.C section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith

**	Furnished herewith

***	Incorporated by reference to Exhibit 10 to the Current Report of the Company on Form 8-K (File No. 0-30364) filed with the Securities and Exchange Commission on January 5, 2005.

Reports on Form 8-K

Not applicable.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 8, 2005

NDS Group plc

by

_______________________/s/ Alexander Gersh

Alexander Gersh
Chief Financial Officer