Form 10-Q
period 2005-03-31
NDS GROUP PLC
filed 2005-05-06
CIK 1098074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to Commission File Number: 0-30364 NDS Group plc (Exact name of registrant as specified in its charter)

England and Wales	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One London Road, Staines, Middlesex, United Kingdom	TW18 4EX
(Address of principal executive offices)	(Zip Code)

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

As of May 4, 2005, the following shares were outstanding: 13,128,393 Series A ordinary shares of $0.01 par value per share, 42,001,000 Series B ordinary shares of $0.01 par value per share and 42,000,002 deferred shares of £1 par value per share.

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

PART I – Financial Information Item 1. Financial Statements NDS Group plc Unaudited Condensed Consolidated Statements of Operations (in thousands, except share and per-share amounts)

	For the three months ended		For the nine months ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004

Revenue:
Conditional access	$66,712	$35,677	$243,755	$122,935
Integration, development & support	13,855	16,181	42,680	43,232
License fees & royalties	18,319	24,277	53,157	39,034
New technologies	26,131	20,685	64,641	45,734
Other	1,577	1,116	5,263	4,440

Total revenue	126,594	97,936	409,496	255,375

Cost of goods and services sold:
Smart card costs	(22,996)	(5,242)	(94,338)	(15,941)
Operations & support	(19,751)	(12,664)	(52,360)	(33,873)
Royalties	(2,815)	(3,032)	(10,573)	(5,608)
Other	(2,399)	246	(2,643)	(2,478)

Total cost of goods and services sold	(47,961)	(20,692)	(159,914)	(57,900)

Gross margin	78,633	77,244	249,582	197,475

Operating expenses:
Sales & marketing	(7,035)	(6,800)	(19,154)	(18,898)
Research & development	(40,847)	(41,632)	(119,501)	(102,208)
General & administration	(4,995)	(8,221)	(32,280)	(25,354)
Amortization of other intangibles	(3,286)	(2,981)	(9,576)	(4,920)
Foreign exchange gains (losses)	160	(437)	2,974	3,362

Total operating expenses	(56,003)	(60,071)	(177,537)	(148,018)

Operating income	22,630	17,173	72,045	49,457

Other income:
Interest	2,313	1,762	7,100	5,504
Gain on sale of investments-	—	—	46	—

Total other income	2,313	1,762	7,146	5,504

Income before income tax expense and
minority interests in subsidiaries, net of tax	24,943	18,935	79,191	54,961

Income tax expense	(8,353)	(6,639)	(27,100)	(18,050)
Minority interests in subsidiaries, net of tax	—	—	—	93

Net Income	$16,590	$12,296	$52,091	$37,004

Net income per share:
Basic net income per share	$0.30	$0.23	$0.95	$0.68
Diluted net income per share	$0.29	$0.22	$0.92	$0.67

Shares used in computing basic net income per share	54,994,616	54,129,120	54,611,396	54,064,859
Shares used in computing diluted net income per share	57,308,475	56,286,406	56,775,008	55,442,297

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

NDS Group plc Unaudited Condensed Consolidated Balance Sheets (in thousands, except share amounts)

	As of March 31, 2005	As of June 30, 2004

ASSETS
Current assets:
Cash and cash equivalents	$308,942	$228,620
Accounts receivable, net of an allowance for doubtful accounts of $2,764 and
$3,021 as of March 31, 2005 and June 30, 2004, respectively	104,038	84,295
Accrued income	18,698	21,845
Inventories	44,788	35,972
Prepaid expenses	17,620	15,843
Other current assets	5,533	6,836

Total current assets	499,619	393,411

Property, plant & equipment, net	31,365	29,472
Goodwill	67,776	66,296
Other intangibles, net	54,095	61,681
Deferred tax assets	11,884	9,153
Other non-current assets	20,400	17,146

Total assets	$685,139	$577,159

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,647	$51,552
Customer deposits & deferred income	145,470	97,864
Accrued expenses	45,922	39,802
Income tax liabilities	19,733	6,812
Other current liabilities	19,181	15,393

Total current liabilities	248,953	211,423

Accrued expenses	29,546	32,392

Total liabilities	278,499	243,815

Stockholders’ equity:
Series A ordinary shares of $0.01 par value per share: 48,000,000 shares authorized;
13,110,865 and 12,186,598 shares outstanding as of March 31, 2005 and June 30, 2004, respectively	131	122
Series B ordinary shares of $0.01 par value per share: 52,000,000 shares authorized;
42,001,000 shares outstanding as of March 31, 2005 and June 30, 2004	420	420
Deferred shares of £ 1 par value per share: 42,000,002 shares authorized and outstanding
as of March 31, 2005 and June 30, 2004	64,103	64,103
Additional paid-in capital	493,090	478,599
Accumulated deficit and other comprehensive income	(151,104)	(209,900)

Total stockholders’ equity	406,640	333,344

Total liabilities and stockholders’ equity	$685,139	$577,159

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

NDS Group plc Unaudited Condensed Consolidated Statements of Cash Flows (in thousands)

	For the nine months ended March 31,
	2005	2004

Operating activities:
Net income	$52,091	$37,004

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,621	10,414
Amortization of other intangibles	9,576	4,920
Stock-based compensation	3,957	4,285
Gain on sale of investments	(46)	—
Minority interest in subsidiaries, net of tax	—	(93)

Change in operating assets and liabilities, net of acquisitions	966	(5,054)

Net cash provided by operating activities	78,165	51,476

Investing activities:
Capital expenditure	(13,287)	(7,208)
Proceeds from sale of investments	232	—
Business acquisitions, net of cash acquired	(17)	(65,641)

Net cash used in investing activities	(13,072)	(72,849)

Financing activities:
Issuance of shares	10,543	1,981
Other	—	40

Net cash provided by financing activities	10,543	2,021

Net increase (decrease) in cash and cash equivalents	75,636	(19,352)

Cash and cash equivalents, beginning of period	228,620	202,185
Exchange movements	4,686	15,041

Cash and cash equivalents, end of period	$308,942	$197,874

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

NDS Group plc

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of business

NDS Group plc (“the Company”) is incorporated in Great Britain and registered in England and Wales. The Company, together with its subsidiaries (“NDS or “the Group”), is engaged in the business of supplying digital technology and services, enabling and supporting digital pay-TV platform operators and content providers.

NDS operates through a number of subsidiaries. There is a common management structure across the Group, which ensures that the various subsidiary companies operate in a co-ordinated and complementary manner. The business is managed as a single operating unit or segment, being the supply of digital technology and services enabling and supporting digital pay-TV platform operators and content providers.

The Company is a majority owned subsidiary of News Corporation and conducts business transactions with a number of affiliates and subsidiaries of News Corporation.

Note 2. Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States’ generally accepted accounting principles (“US GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, the consolidated operating results and the consolidated cash flows as of, and for the periods shown. The consolidated results of operations for the three and nine month periods ended March 31, 2005 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2005.

Effective November 12, 2004, News Corporation changed its corporate domicile from Australia to the United States and as a result, NDS Group plc no longer qualifies as a foreign private issuer under US securities laws. NDS has also changed its reporting currency from pounds sterling to US dollars. Accordingly, these condensed consolidated financial statements are stated in US dollars, and have been prepared in accordance with US generally accepted accounting principles (“US GAAP”). Prior to November 12, 2004, NDS published financial information in accordance with UK generally accepted accounting practice (“UK GAAP”) in pounds sterling.

These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2004 included in the Company’s Annual Report on Form 20-F as filed with the Securities and Exchange Commission on October 22, 2004.

Certain prior period amounts have been reclassified to conform with the presentation of items in the current periods.

Note 3.  Summary of significant accounting policies

The significant accounting policies adopted by NDS are summarized below.

a)         Principles of consolidation

The consolidated financial statements include the accounts of all majority-owned and controlled subsidiaries. In addition, the Company reviews its relationships with other entities to assess whether it is the primary beneficiary of a variable interest entity in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” as revised in December 2003 (“FIN 46R”), which was adopted in fiscal 2004. The Company has concluded that it is not the primary beneficiary of any variable interest entity for any of the periods covered by these condensed consolidated financial statements.

All intercompany transactions and balances have been eliminated on consolidation. Acquisitions of controlled entities are accounted for using the purchase method of accounting. The results and cash flows of businesses acquired or sold are consolidated for the periods from or to the date on which control passed to or from the Company.

b)         Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c)         Foreign currency

The reporting currency of NDS is the US dollar. The functional currency of each of the entities which comprise NDS is the currency of the primary economic environment in which each entity operates.

Normal trading activities denominated in foreign currencies are recorded in the functional currency of the relevant entity at actual exchange rates as of the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are reported at the rates of exchange prevailing at the balance sheet date, with any resulting gain or loss being recorded in the statement of operations.

The results and cash flows of entities whose functional currency is not the US dollar are translated into US dollars at the average rates of exchange during the period and their balance sheets at the rates prevailing at the balance sheet date. Resulting foreign exchange differences are recorded in other comprehensive income.

d)         Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less.

e)         Concentration of credit risk

Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and therefore bear minimal credit risk.

f)          Inventories

Inventories are valued at the lower of cost (calculated on a first in, first out basis) and market value. Cost represents purchase price and, in respect of manufactured or processed items, includes an appropriate proportion of production overheads. Market value is based on estimated selling price, less further costs expected to be incurred to completion and disposal.

Contract work-in-progress represents the cost of bought-in goods and services and the direct labor cost of work undertaken for customer contracts, where such costs can be clearly related to development and integration work for which the associated revenue has not been recognized.

g)         Property, plant and equipment

Property, plant and equipment are stated at cost. Depreciation is recorded using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of their useful lives or the life of the lease. Costs associated with the repair and maintenance of property are expensed as incurred. The Group has received grants from the government of the State of Israel towards the cost of certain plant, property and equipment. Such grants are treated as a reduction in the cost of the related asset.

Changes in circumstances such as technological advances, changes to the Company’s business model or capital strategy could result in the actual useful lives differing from the Company’s estimates. In those cases where the Company determines that the useful life of buildings and equipment should be shortened, the Company would depreciate the asset over its revised remaining useful life thereby increasing depreciation expense. An impairment test is conducted if circumstances indicate that the carrying value may not be recoverable and any impairment is recorded in the statement of operations in the period in which it is identified.

h)         Goodwill and other intangible assets

NDS follows Statement of Financial Accounting Standard (“SFAS”) No. 142: “Goodwill and Other Intangible Assets”. The standard requires that goodwill and indefinite-lived intangible assets should not be amortized. However, goodwill and indefinite-lived intangible assets are tested for impairment at least annually or more frequently if circumstances indicate that the carrying value is impaired. Any impairment is recorded in the statement of operations in the period in which it is identified.

Intellectual property rights purchased by the Company are included at cost as intangible assets and amortized on a straight-line basis over their useful economic lives. The useful life of purchased intellectual property rights is considered on a case by case basis. The estimates of the periods over which benefits will accrue to the Company in respect of purchased intellectual property rights have ranged from three to ten years. An impairment test is conducted if circumstances indicate that the carrying value may not be recoverable and any impairment is recorded in the statement of operations in the period in which it is identified.

i)          Revenue recognition

The Company follows Staff Accounting Bulletin No. 104: “Revenue Recognition”, Statement of Position (“SOP”) 97-2: “Software Revenue Recognition”, SOP 81-1: “Accounting for Performance of Construction-type and Certain Production-type Contracts”, and Emerging Issues Task Force Issue No. 00-21: “Revenue Arrangements with Multiple Deliverables”. Revenue is recognized when persuasive evidence of an arrangement exists, the fees are fixed or determinable, the product or service has been delivered and collectability is assured.

NDS derives revenues from the provision of conditional access, broadcast control, set-top box middleware, personal video recorder software, interactive software, systems and other services to pay-TV platform operators and content providers. Conditional access systems enable such customers to manage and control the distribution of content and to protect such content from signal theft. Other software and systems provide platform operators and content providers with additional functionality and enable them to offer additional services. The systems that NDS sells include software that is installed at the platform operators’ facilities as well as software and smart cards in set-top boxes, digital televisions and PCs. The Company’s business gives rise to a number of revenue streams for which accounting policies are applied as follows:

Smart cards

Smart cards are sold to platform operators for distribution to and use by their subscribers. The revenues derived from these sales are recognized upon delivery of the cards in accordance with the customers’ instructions. Appropriate provision is made for warranty and similar arrangements agreed with customers.

Security fees

For some contracts, NDS receives fees from platform operators for the maintenance of security of conditional access systems for a specified duration which is typically between 24 and 48 months. Fees are received over the duration of the agreed service period and are related to the number of subscribers or authorized smart cards of the relevant broadcast platform. These revenues are recognized over the term of the security contract in the period in which the security services are performed. In some instances, the maintenance of security requires the replacement of a population of smart cards (“changeover cards”). In such instances, an amount of maintenance income is deferred and recognized when the changeover cards are delivered. The estimate of the amount of revenue to be deferred requires management to make assessments of the timing of the card changeover, the volume of cards to be supplied and a fair unit revenue for those cards.

Development, integration and installation contracts

Contracts for development, integration and installation work are undertaken for customers on the basis of time and materials or by reference to a defined scope of work and related fixed price terms, or a combination of the two. The duration of such contracts has varied from a few weeks to approximately two years. Revenue for contracts negotiated on a time and materials basis is recognized as costs are incurred. Where there is uncertainty as to the scope of work or the fee payable, revenue is deferred until any uncertainties are resolved. For fixed price contracts involving significant adaptation of software, revenue and profit are recognized according to the proportion of the estimated contract value completed, ascertained by reference to percentage of technical completion, having regard to customer acceptance provisions in the contract. Where a contract has not sufficiently progressed for the outcome to be seen with reasonable certainty, but no loss is expected, then revenue is deferred until any uncertainties are resolved. All losses are recognized as soon as incurred or reasonably foreseen. Total contract revenue and profitability to date are reviewed periodically and the cumulative effects of changes are recognized in the period in which they are identified. Revenue from the supply of hardware and other items procured from third party suppliers, which are an integral part of an overall system, is recognized once customer acceptance is achieved, where this is a critical element of the contractual arrangements with the customer.

License fees and royalties

License fee income is recognized when the software is delivered to the customer unless the supply is closely linked to customisation, integration and installation work, in which case revenue recognition is deferred until customer acceptance has occurred. Royalty income is typically receivable on the basis of the number of units manufactured or deployed by a licensee. Such income is recognized when it is fixed or determinable.

Support and maintenance income

Support and maintenance income is recognized over the term of the contract.

j)         Income taxes

NDS accounts for income taxes in accordance with SFAS No. 109: “Accounting for Income Taxes.” SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries to the extent amounts are expected to be reinvested indefinitely.

k)         Stock-based compensation expense

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

	For the three months ended		For the nine months ended
(in thousands, except per-share data)	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004

Net income, as reported	$16,590	$12,296	$52,091	$37,004

Add: Stock option-based compensation cost included in the determination of net income as reported	567	1,039	3,957	2,453

Deduct: Total stock option-based compensation determined under fair value based method for all awards, net of related tax effects	(3,523)	(2,684)	(7,597)	(6,778)

Pro-forma net income	$13,634	$10,651	$48,451	$32,679

Net income per share
Basic net income per share, as reported	$0.30	$0.23	$0.95	$0.68
Diluted net income per share, as reported	$0.29	$0.22	$0.92	$0.67

Pro-forma basic net income per share	$0.25	$0.20	$0.89	$0.60
Pro-forma diluted net income per share	$0.24	$0.19	$0.85	$0.59

In December 2004, FASB issued SFAS No. 123(R): “Share-Based Payment.” This standard will require the cost of employee compensation paid with equity instruments to be measured based on grant-date fair values. That cost will be recognized over the vesting period. SFAS No. 123(R) will become effective for the Company in the first quarter of fiscal 2006. An illustration of the impact on the Company using a Black-Scholes methodology is presented above.

Note 4. Comprehensive income

Comprehensive income comprises net income, foreign currency translation adjustments, certain pension adjustments and unrealized holding losses on investments available for sale. The components of comprehensive income were as follows:

	For the three months ended		For the nine months ended
(in thousands)	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004

Net income	$16,590	$12,296	$52,091	$37,004
Currency translation differences (no tax effect)	(9,209)	6,616	6,724	20,955
Other	6	(83)	(19)	(231)

Comprehensive income	$7,387	$18,829	$58,796	$57,728

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

The numerator for the calculations of net income per share is net income. The denominator for the calculations is the weighted average numbers of shares, as follows:

	For the three months ended		For the nine months ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004

Weighted average number of ordinary shares in issue	54,994,616	54,129,120	54,611,396	54,064,859

Effect of dilutive stock options	2,313,859	2,157,286	2,163,612	1,377,438

Denominator for dilutive net income per share	57,308,475	56,286,406	56,775,008	55,442,297

Note 6. Inventories

Inventories comprise work-in-progress and include unprocessed smart cards and their components. Inventories are stated net of provisions of $3,578,000 and $4,242,000 as of March 31, 2005 and June 30, 2004, respectively.

Note 7. Related party transactions

NDS conducts business transactions with News Corporation and its subsidiaries and affiliates. These entities are considered to be related parties. Agreements covering arrangements between News Corporation and its subsidiaries or affiliates and the Company are entered into in the context of two entities over which a third entity exercises significant influence or control. There can be no assurance therefore, that each of the agreements, or the transactions provided for therein, or any amendments thereof will be effected on terms at least as favourable to NDS as could have been obtained from unaffiliated third parties. Any new contracts with related parties or significant amendments to such contracts are approved by the Company’s Audit Committee.

These transactions are of three main types: the provision by NDS of technology and services for digital pay-TV systems; the payment by NDS of royalties for the use of certain intellectual property rights; and the receipt by NDS of administrative services.

a)         Provision of technology and services

Technology and services for digital pay-TV systems are supplied to affiliates and subsidiaries of News Corporation. The principal related parties supplied by NDS are BSkyB, DIRECTV (from December 2003), DIRECTV Latin America (from December 2003), Sky Brasil, Sky Mexico, DTH TechCo, Sky Colombia, Sky Chile, FOXTEL and Sky Network Television (all of which are affiliates of News Corporation) and Sky Italia and STAR TV (both subsidiaries of News Corporation).

Revenue recognized from such related parties was as follows:

	For the three months ended		For the nine months ended
(in thousands)	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004

Revenue from related parties	$86,534	$54,919	$294,180	$127,229

Included within accounts receivable are amounts of $65,375,000 and $60,312,000 as of March 31, 2005 and June 30, 2004, respectively which are due from related parties in respect of normal sales transactions.

b)         Royalty payments

A royalty is payable to a related party in respect of certain intellectual property rights which NDS has licensed for use in certain applications supplied to customers. The royalty expense was as follows:

	For the three months ended		For the nine months ended
(in thousands)	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004

Royalty expense payable to related parties	$1,341	$363	$2,617	$456

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

	For the three months ended		For the nine months ended
(in thousands)	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004

Administrative expenses payable to related parties	$68	$61	$198	$170

Included within accounts payable are amounts of $2,724,000 and $3,107,000 as of March 31, 2005 and June 30, 2004, respectively, which were owed to News Corporation in respect of administrative services and operating costs paid on behalf of NDS.

NDS has a short-term loan facility of £30 million from News Corporation. The facility has no expiry date and no amounts were drawn down as of March 31, 2005 or June 30, 2004. The facility is considered to be adequate for the Company’s needs.

The Company and certain subsidiaries have entered into cross-guarantees with HSBC Bank plc providing mutual guarantees with other subsidiaries of News Corporation for amounts owed to the bank under a collective overdraft facility of £20 million. The Company has been informed by News Corporation that no amounts were owed to HSBC Bank plc as of March 31, 2005 or June 30, 2004 which would be covered by these guarantees.

d)         UK Corporation Tax

NDS Group plc has entered into a Group Relief Agreement with a UK subsidiary of News Corporation, which provides for the mutual surrender of losses and other allowances by group relief. Subject to the terms of the agreement, the party accepting such surrender shall pay or cause to be paid to the surrendering party an amount equal to the amount of tax such accepting party would have paid but for such surrender. Income tax expense includes such amounts and part of the income tax liability may be settled by payments to News Corporation, rather than the UK Inland Revenue.

Note 8.  Contingencies and commitments

a)         Litigation

On June 6, 2003, Echostar Communications Corporation, Echostar Satellite Corporation, Echostar Technologies Corporation and Nagrastar L.L.C. (collectively, Echostar) filed an action against NDS in the United States District Court for the Central

District of California. Echostar filed an amended complaint on October 8, 2003, which purported to allege claims for violation of the Digital Millennium Copyright Act (DMCA), the Communications Act of 1934 (CA), the Electronic Communications Privacy Act, The Computer Fraud and Abuse Act, California’s Unfair Competition statute and the federal RICO statute. The complaint also purported to allege claims for civil conspiracy, misappropriation of trade secrets and interference with prospective business advantage. The complaint sought injunctive relief, unspecified compensatory and exemplary damages and restitution. On December 22, 2003, all of the claims were dismissed by the court, except for the DMCA, CA and unfair competition claims, and the Court limited these claims to acts allegedly occurring within three years of the filing of the complaint. Echostar filed a second amended complaint. NDS filed a motion to dismiss the second amended complaint on March 31, 2004. The motion was scheduled to be heard by the Court on July 23, 2004. On July 21, 2004, the Court issued an order vacating the July 23, 2004 hearing date and ordering, among other things, Echostar to file a third amended complaint within 10 days correcting various deficiencies in the second amended complaint noted by the Court. Echostar filed its third amended complaint on August 4, 2004. On August 6, 2004, the Court ruled that NDS was free to file motion to dismiss the third amended complaint, which NDS did on September 20, 2004. The hearing occurred on January 3, 2005. On February 28, 2005, the Court issued an order treating the motion as a motion for a more definite statement, granted the motion and gave Echostar until March 30, 2005 to file a fourth amended compliant correcting various deficiencies in the third amended complaint noticed by the Court. On March 30, 2005, Echostar filed a fourth amended complaint. NDS believes the claims contained therein are without merit and intends to file a motion to dismiss with the court.

On July 25, 2003, Sogecable, S.A. and its subsidiary Canalsatellite Digital, S.L., Spanish satellite broadcasters and customers of Canal+ Technologies SA (together, Sogecable), filed an action against NDS in the United States District Court for the Central District of California. Sogecable filed an amended complaint on October 9, 2003, which purported to allege claims for violation of the DMCA and the federal RICO statute. The amended complaint also purported to allege claims for interference with contract and prospective business advantage. The complaint sought injunctive relief, unspecified compensatory and exemplary damages and restitution. On December 22, 2003, all of the claims were dismissed by the court. Sogecable filed a second amended complaint. NDS filed a motion to dismiss the second amended complaint on March 31, 2004. On July 23, 2004, the Court heard oral argument on the motion and advised that a formal ruling should be issued by early August. On August 4, 2004, the court issued an order dismissing the second amended complaint in its entirety. Sogecable had until October 4, 2004 to file a third amended complaint. On October 1, 2004, Sogecable notified the Court that it would not be filing a third amended complaint, but would appeal the Court’s entry of final judgement dismissing the suit to the Ninth Circuit Court of Appeals. Sogecable has until May 17, 2005 to file its brief or appeal and there have been no developments since October 4, 2004.

On April 18, 1997, International Electronics Technology Corp. filed suit in the United States District Court for the Central District of California against NDS’s customers, DIRECTV, Inc. and Thomson Consumer Electronics, Inc., alleging infringement of one US patent and seeking unspecified damages and injunction. Although not a party to this case, NDS has assumed the defense and agreed to indemnify the named defendants. The defendants have raised defenses of non-infringement and/or invalidity. On August 2, 2004, the Court stayed the case indefinitely pending decision by the Federal Circuit in another case.

b)         Lease commitments

The Company has accrued costs in respect of leased premises identified as surplus to requirements. During the three months ended March 31, 2005 the Company decided to re-occupy the premises and as a result of this commitment, reversed a charge of approximately $8 million against general and administrative expenses. For the nine months ended March 31, 2005 this reversal has resulted in a net reduction in general and administrative expenses of approximately $5 million.

c)         Guarantees

In the normal course of business, NDS provides indemnification agreements of varying scopes, including limited product warranties and indemnification of customers against claims of intellectual property infringement made by third parties arising from the use of our products or services. The nature of these commitments has been considered in determining the revenues and costs recognized in these financial statements. Costs are accrued for known warranty and indemnification issues if a loss is probable and can be reasonably estimated. Historically, costs related to these warranties and indemnification agreements have not been significant, but because potential future costs are highly variable, we are unable to estimate the maximum potential impact of these guarantees on the Company’s future results of operations.

d)         Other

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

Note 10. Pension expense The elements of expense related to the defined benefit pension plan which NDS operates for the benefit of certain current and former UK employees, are as follows:

	For the three months ended		For the nine months ended
(in thousands)	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004

Service cost	$44	$43	$129	$121
Interest cost	229	201	672	565
Expected return on plan assets	(171)	(138)	(501)	(387)
Amortization of unrecognized net loss	115	117	336	329

	$217	$223	$636	$628

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This document contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of NDS Group plc (the “Company”), its directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations. Readers of this document are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Those risks and uncertainties are discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 20-F as filed with the Securities and Exchange Commission (“SEC”) on October 22, 2004 (SEC file no. 0-30364), as well as the information set forth below. The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review other documents filed by the Company with the SEC. This section should be read in conjunction with the unaudited consolidated condensed financial statements of the Company and related notes set forth elsewhere herein.

Introduction

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. MD&A is organized as follows:

•	Overview of our business - This section provides a general description of the Company’s businesses, as well as recent developments that have occurred either during fiscal 2005 that the Company believes are important in understanding the results of operations and financial condition or to disclose known future trends.

•	Results of operations - This section provides an analysis of the Company’s results of operations for the three months and nine months ended March 31, 2005 and 2004. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•	Liquidity and capital resources - This section provides an analysis of the Company’s cash flows for the nine months ended March 31, 2005 and 2004. It includes a discussion of the financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

Overview of our business

We supply open end-to-end digital technology and services to digital pay television platform operators and content providers. Our technologies include conditional access and microprocessor security, broadcast stream management, set-top box middleware, program guides (“EPG”), personal video recorder (“PVR”) technologies, and interactive applications. Our software systems, consultancy and systems integration services are focused on providing platform operators and content providers with technology to help them profit from the secure distribution of digital information and entertainment to consumer devices which incorporate various technologies supplied by us.

Our customers consist of a limited number of large digital pay-TV platform operators who are introducing, marketing and promoting products and services that utilise our technology. We currently derive, and we expect to continue to derive, a significant portion of our revenues from a limited number of large customers. Our two largest customers have been DIRECTV in the USA and BSkyB in the UK. We expect that a limited number of customers will continue to contribute a significant portion of our revenues. If a large customer purchases significantly less of our products or services, defers or cancels orders, or terminates its relationship with us, our revenues could decline significantly and as a result, our business, operating results and financial condition could be materially adversely affected.

We compete primarily with technologies such as NagraVision (developed by Kudelski SA); DigiCypher (developed by Motorola, Inc.); Power Key (developed by Scientific-Atlanta, Inc.); and OpenTV (developed by OpenTV Corp.) both to attract new customers and to retain our existing customers. In addition, some of the companies that currently operate in the software business, but which have not historically been active competitors of ours may, in the future, through acquisitions or the development of their own resources, seek to enter and obtain significant market share in our current or planned business areas.

A significant portion of our revenues is dependent upon our customers’ subscriber base and the growth in their subscribers. If our customers’ subscriber numbers decline or do not continue to increase, we are unlikely to be able to generate substantial revenue growth or sustain our current revenue levels and as a consequence our business, operating results and financial condition could be materially adversely affected.

Unauthorised viewing and use of content may be accomplished by counterfeiting our technology or otherwise circumventing its security features. Any significant increase in the incidence of signal theft could require the replacement of a platform operator’s smart cards sooner than otherwise planned. In those cases where we have accepted specific responsibilities for maintaining the security of a platform operator’s conditional access system, significant costs could be imposed on us if a security breach requires an accelerated replacement of smart cards.

Revenues can vary from period to period as our revenues reflect a small number of relatively large orders for our technology and services. These generally have long sales and order cycles, and delivery and acceptance of our products and services fluctuates over the course of these cycles.

We consider that we operate as a single segment and our business is managed as such. There are no separate divisions or profit centers. We assess the financial performance of our business by reviewing specific revenue streams and cost categories as described below.

Conditional access revenues

Conditional access revenues consist of sales of smart cards and the receipt of security fees. Conditional access revenues from a particular platform operator are generally related to the number of subscribers to that platform and / or the quantity of smart cards authorized to decrypt content broadcast by that platform. Contracts with customers typically provide for the long-term supply of smart cards and the provision of conditional access services to preserve the security of the platform.

Integration, development and support revenues

Integration, development and support consists of activities such as software development and adaptation; design, implementation and project management for broadcast systems; and, ongoing support and maintenance of software and broadcast systems. Integration, development and support fees depend on the amount of time required to manage the integration, customise or develop the software and also on the level of support and assistance required by the customer. In December 2003 we acquired the MediaHighway middleware business from Thomson SA for €60 million. This acquisition has broadened our customer base and has increased the range of middleware functionality that we can offer our customers. Therefore integration, development and support revenues are higher in the nine month period in fiscal 2005 than in the corresponding period in fiscal 2004.

License fees and royalty revenues

We derive license fees and royalties from licensing technology to broadcasters and platform operators for use in their head-end and to set-top box manufacturers for use in set-top boxes. License fees and royalties are charged for different elements of our software, such as our VideoGuard conditional access, EPG and middleware (including, from December 2003, the MediaHighway middleware elements). License revenues are dependent upon our ability to obtain new customers and upon the ongoing needs of existing customers to expand their services or upgrade their systems to more sophisticated technology. Royalties are generally a function of the quantity of set-top boxes manufactured, which in turn is dependent upon the ability of the platform operator or service provider to generate new subscribers.

New technologies revenues

We have developed, and are marketing, new technologies which offer the platform operator or content provider the opportunity to increase the revenue per subscriber through enhancing the viewing experience and delivering more than just video. Examples include games and gaming, interactive applications, PVR technologies, OpenBet, and Synamedia (technology to manage and control the secure distribution of digital content via broadband networks). Revenues under this category are in the form of development fees, license fees or royalties per subscriber or user. These are typically earned on the successful deployment of technology to a customer or on the manufacture of the set-top box or device containing the technology. In some instances, an ongoing fee is payable for support and maintenance which is dependent upon the number of subscribers having access to, or making use of, the enhanced functionality. We have entered into several revenue-share arrangements whereby we receive a share of the incremental revenues earned by the operator from an application supplied by us.

The new technologies revenue stream depends upon us developing and selling applications for use by platform operators and content providers, and the take-up by subscribers of new services, applications and functions offered by the service provider.

Costs and expenses

Our costs and expenses consist of the physical and processing costs of smart cards, personnel, travel and facilities’ costs, royalties paid for the right to use and sub-license certain intellectual property rights owned by third parties and the amortization of intangible assets which we acquired for incorporation within our technologies.

The physical costs of smart cards include the costs of the integrated circuits manufactured by third party suppliers, the micro-module which houses the computer chips and the plastic body of the smart cards. We do not manufacture smart cards, but our engineers design the embedded computer chips. We arrange for the chips to be manufactured and assembled by third party suppliers. We then program the smart cards with our proprietary software. Smart card costs are dependent upon the costs of raw materials, including the cost of computer chips, plastic and assembly, and the quantity of smart cards purchased and processed in any period.

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

For a summary of all of our significant accounting policies, see Note 3 to the accompanying unaudited condensed consolidated financial statements. The policies and estimation techniques which we consider are most critical relate to the valuation of assets (principally goodwill and other intangible assets) and the recognition or de-recognition of liabilities (principally revenue recognition and cost accruals). These are further explained below:

a)         Goodwill and other intangible assets

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

b)         Revenue recognition and liabilities to customers

Revenue may only be recognized if persuasive evidence of an arrangement exists, the fees are fixed or determinable, the product or service has been delivered and collectability is assured. Judgement is required in assessing whether these criteria have been met. The technologies and services we supply to our customers are technically complicated and are frequently covered by long-term contracts. In assessing the amounts of revenue recognized in any period, we must make estimates about such matters as the future costs we will incur to complete our contractual obligations and, if these costs exceed estimated future revenues, make a provision for the estimated loss. Where we have obligations to supply smart cards in the future as part of our support and maintenance obligations, we are required to make estimates about the timing of supply of such changeover cards and to defer an appropriate amount of revenue from the security fees received from our platform operator customers and recognize an appropriate amount of revenue when such cards are supplied. These estimates include assessments of the likely timing of the card changeover, the quantity of smart cards to be supplied, the costs of those smart cards and the future receipt of security fees. The judgements made in determining the value of our liabilities to customers can significantly impact our reported operating income. The effect of changes in such estimates is recorded prospectively.

c)         Litigation and intellectual property claims

Certain of our customers and others have from time to time made allegations and claims in law against us. The existence of these matters require us to make estimates of the likely outcome of the actions or potential claims and to make a cost accrual for any liabilities where it is probable that we will make a settlement or be subject to an adverse court ruling. The judgements made in assessing the amount, if any, of cost accruals required can significantly impact our reported operating income.

Results of operations

Commentary on three months and nine months ended March 31, 2005

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

Comparisons are also affected by the results of the MediaHighway middleware business which we acquired on December 16, 2003.

Revenue

Revenue for the periods under review was as follows:

	For the three months ended
(in thousands)	March 31, 2005	March 31, 2004	Change	% Change

Conditional access	$66,712	$35,677	$31,035	87%
Integration, development & support	13,855	16,181	(2,326)	(14%)
License fees & royalties	18,319	24,277	(5,958)	(25%)
New technologies	26,131	20,685	5,446	26%
Other	1,577	1,116	461	41%

Total revenue	$126,594	$97,936	$28,658	29%

	For the nine months ended
(in thousands)	March 31, 2005	March 31, 2004	Change	% Change

Conditional access	$243,755	$122,935	$120,820	98%
Integration, development & support	42,680	43,232	(552)	(1%)
License fees & royalties	53,157	39,034	14,123	36%
New technologies	64,641	45,734	18,907	41%
Other	5,263	4,440	823	19%

Total revenue	$409,496	$255,375	$154,121	60%

The increase in conditional access revenues is due to a combination of an increase in the number of smart cards supplied and growth in the number of authorized smart cards in use. The quantity of smart cards delivered in each period was as follows:

	For the three months ended		For the nine months ended
(in millians)	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004

Number of smart cards delivered	5.1	1.6	22.0	5.0

The increase in smart card sales in the quarter compared to the previous fiscal year is principally due to demand from DIRECTV, to whom we sold no smart cards in the corresponding quarter of the previous fiscal year. The increase between the nine month periods is due to demand from DIRECTV and also to higher purchases from Sky Italia, which recently completed the migration of all their subscribers to NDS technology, and higher demand from our Latin America customers.

The number of authorized cards in use at our broadcast platform customers has grown as follows:

(in millions)	June 2003	December 2003	March 2004	June 2004	December 2004	March 2005

Number of authorized cards	34.4	38.0	41.0	44.0	51.8	54.7

The growth in authorized cards in use reflects the demand for smart cards noted above. The volume of cards supplied exceeds the increase in authorized smart cards in use due to a mixture of churn and the build-up of inventory by platform operators. The prior year periods included only one month of conditional access service fee income from DIRECTV as the new contract was effective from March 1, 2004. The prior year nine month period includes conditional access revenues from a third party that used NDS technology within their smart cards, with no comparable amounts in the current fiscal year.

Revenues from integration, development and support have decreased by 14% for the quarter. In the prior year, revenues were recognized in the quarter from the from the acceptance of a new digital broadcasting system at FOXTEL in Australia. There have been no major system deliveries or upgrades in the current year.

Revenues from integration, development and support have decreased by 1% for the nine month period. The full-year impact of the MediaHighway acquisition and revenue from work related to Sky Italia’s migration were off-set by revenues in the corresponding period from FOXTEL and from our previous contract with DIRECTV.

Revenues from license fees and royalties declined by 25% in the three months ended March 31,2005 compared to the corresponding period in fiscal 2004. The prior year included conditional access royalties reflecting high volumes of set-top boxes manufactured for DIRECTV which we no longer receive as part of our new agreement with DIRECTV. For the nine months ended March 31, 2005, revenues from license fees and royalties increased by 36% compared to the corresponding period in fiscal 2004. This was due to higher royalties from the download of our set-top box software as part of the Sky Italia migration and the acquisition of the MediaHighway middleware business. As of March 31, 2005, we estimate that a cumulative 19.7 million set-top boxes containing NDS middleware have been shipped, an increase of 1.3 million since June 30, 2004 and of 0.4 million since December 31, 2004. We have not yet recognized revenue from middleware projects for DIRECTV.

The increase in revenues from new technologies is due to higher development and royalty income related to the deployment of our advanced PVR technologies by several of our customers. In addition, revenue from interactive infrastructure, gaming applications and our IP-TV technologies has increased due to the higher number of subscribers using our technology and the addition of our technology on new platforms. We have not yet recognized revenue from PVR projects for DIRECTV.

Cost of goods and services sold and gross margin Cost of goods and services sold and gross margin for the periods under review were as follows:

	For the nine months ended
(in thousands)	March 31, 2005	March 31, 2004	Change	% Change

Smart card costs	$22,996	$5,242	$17,754	339%
Operations & support	19,751	12,664	7,087	56%
Royalties	2,815	3,032	(217)	(7%)
Other (net of reversal of bad debt expense of $358 for the three months ended March 31, 2005 and $826 for the three months ended March 31, 2004)	2,399	(246)	2,645	**

Total cost of goods and services sold	$47,961	$20,692	$27,269	132%

Gross margin	$78,633	$77,244	$1,389	2%

Gross margin as a percentage of revenues	62.1%	78.9%	(16.8%)	**

**: Not meaningful.

	For the nine months ended
(in thousands)	March 31, 2005	March 31, 2004	Change	% Change

Smart card costs	$94,338	$15,941	$78,397	492%
Operations & support	52,360	33,873	18,487	55%
Royalties	10,573	5,608	4,965	89%
Other (net of reversal of bad debt expense of $269
for the nine months ended March 31, 2005 and $826
for the nine months ended March 31, 2004)	2,643	2,478	165	7%

Total cost of goods and services sold	$159,914	$57,900	$102,014	176%

Gross margin	$249,582	$197,475	$52,107	26%

Gross margin as a percentage of revenues	60.9%	77.3%	(16.4%)	**

    **: Not meaningful.

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

The increase in smart card costs for the three and nine month periods is due to the volume increases noted above. Also, the unit cost of smart cards sold to DIRECTV is higher than those supplied to other customers, due to specifications required by DIRECTV. Operations and support costs have increased for the three and nine month periods due to the greater number of NDS employees working on customer delivery and support and on smart card processing. Royalty costs are a function of particular revenue items and the change in royalty expense for the three and nine month periods is due to changes in the mix of revenues. Other cost of sales in all periods is inclusive of a net reversal of bad debt expense, due to receipts from a customer who was subject to bankruptcy process and for which the debt had previously been written off.

These factors have resulted in a decline in gross margins as a percentage of revenues from the three and nine month periods ended March 31, 2005 compared to the corresponding periods of the prior fiscal year. Additionally, the prior year periods included conditional access revenues from a third party that used NDS technology contained within their smart cards and set-top box royalties from DIRECTV, with no comparable amounts in the current periods. No costs apart from royalty expenses were incurred in relation to these revenue items and hence gross margin as a percentage of revenues in the three and nine month periods ended March 31, 2004 were unusually high.

Operating expenses Operating expenses for the periods under review may be analyzed as follows:

	For the three months ended
(in thousands)	March 31, 2005	March 31, 2004	Change	% Change

Sales & marketing	$7,035	$6,800	$235	3%
Research & development	40,847	41,632	(785)	(2%)
General & administration	4,995	8,221	(3,226)	(39%)
Amortization of intangibles	3,286	2,981	305	10%
Foreign exchange (gains) losses	(160)	437	(597)	**

Total operating expenses	$56,003	$60,071	$(4,068)	(7%)

**: Not meaningful

	For the nine months ended
(in thousands)	March 31, 2005	March 31, 2004	Change	% Change

Sales & marketing	$19,154	$18,898	$256	1%
Research & development	119,501	102,208	17,293	17%
General & administration	32,280	25,354	6,926	27%
Amortization of intangibles	9,576	4,920	4,656	95%
Foreign exchange (gains) losses	(2,974)	(3,362)	388	**

Total operating expenses	$177,537	$148,018	$29,519	20%

**: Not meaningful

Our main operating costs are employee costs, facilities’ costs, depreciation and travel costs. Our employee numbers (including contractors) have increased over the period under review, as follows:

	June 2003	December 2003	March 2004	June 2004	December 2004	March 2005

Number of employees	1,468	1,872	1,972	2,004	2,234	2,381

Towards the end of calendar 2003, we commenced a program of hiring additional staff to increase our capabilities in set-top box middleware, to provide our customers with sufficient resources to develop new technologies and to improve our customer delivery and support. In December 2003, we added approximately 300 employees with the acquisition of the MediaHighway middleware business and we have continued to recruit across all areas of the company.

Our research and development facilities in Korea and India are now well established. While most of the new headcount has been within our research and development groups, we have transferred some experienced staff from these groups to groups working on customer delivery and support and on smart card processing and their costs are included within the operations and support cost line as part of cost of goods and services sold. This has resulted in an overall decline in research and development costs for the three months ended March 31, 2005 compared to the corresponding period in the prior fiscal year. The increase in research and development costs for the nine months ended March 31, 2005 compared to the corresponding period is due to the acquisition of the MediaHighway middleware business.

In March 2005 we commenced planning to re-occupy premises we lease in the UK to accommodate head count growth. As a result of management’s commitment to re-occupy the premises we reversed a charge of approximately $8 million in the quarter ended March 31, 2005. For the nine months ended March 31, 2005 this reversal has produced a decrease in general and administrative expenses of approximately $5 million. Other increases in general and administrative costs are primarily due to headcount increases.

The increase in amortization expense for the periods of fiscal 2005 compared to the corresponding periods of fiscal 2004 is due to the amortization of the fair value of intellectual property rights acquired as part of the MediaHighway transaction on December 16, 2003. The amortization charge in the three and nine months ended March 31, 2004 was based on a preliminary allocation of the purchase price which was not finalized until the fourth quarter of fiscal 2004.

Foreign exchange gains have arisen in the three and nine month periods ended March 31, 2005 due to the volatility in exchange rates causing differences to arise between the amounts at which revenues and expenses are translated into the functional currency of the entity in which they are recorded and the amount paid or received in cash. A loss arose on this item in the three months ended March 31, 2004. During the nine months ended March 31, 2004 we realized a gain of approximately $1.9 million arising from a euro forward exchange contract entered into to fix the pound sterling purchase price of the MediaHighway acquisition between signing the acquisition agreement and the completion of the transaction.

Operating income and other items

As a result of the factors outlined above, operating income was $22.6 million for the three months ended March 31, 2005 and $72.0 million for the nine months then ended. Operating income for the corresponding periods of fiscal 2004 was $17.2 million and $49.5 million, respectively.

Interest income earned on cash deposits was $2.3 million for the three months ended March 31, 2005 and $7.1 million for the nine months then ended. Equivalent figures for fiscal 2004 were $1.8 million and $5.5 million respectively. The increase is due to higher average cash balances and slightly higher interest rates.

Our effective tax rate is approximately 34% for the three and nine month periods of fiscal 2005. The effective tax rates for the three and nine month periods of fiscal 2004 were approximately 35% and 33% respectively.

As a consequence of all these factors, net income for the three months ended March 31, 2005 was $16.6 million or $0.30 per share ($0.29 on a diluted basis) compared to $12.3 million or $0.23 per share ($0.22 on a diluted basis) for the three months ended March 31, 2004. For the nine months ended March 31, 2005 net income was $52.1 million or $0.95 per share ($0.92 on a diluted basis) compared to $37.0 million or $0.68 per share ($0.67 on a diluted basis) for the nine months ended March 31, 2004.

Liquidity and capital resources

Current financial condition

The Company’s principal source of liquidity is internally generated funds.; The Company also has access to the worldwide capital markets.

As of March 31, 2005 we had cash of $308.9 million. Cash accumulated is being held with the intention of using it for the future development of the business and there are currently no plans to pay any dividends to shareholders. We believe that we have sufficient working capital resources for our present requirements. The Company’s internally generated funds are dependent on the continuing profitability of our business. As of March 31, 2005, and as of the date hereof, we have an unused facility to borrow up to £30 million from a subsidiary of News Corporation. No amounts have been drawn under this facility during fiscal 2005.

The principal uses of cash that affect the Company’s liquidity position include the following: purchases of smart cards, operational expenditures, capital expenditures and income tax payments.

Sources and uses of cash

We had a net in-flow of cash of $76.1 million for the nine months ended March 31, 2005 and a net cash outflow of $19.4 million in the nine months ended March 31, 2004.

Net cash provided by operating activities for the nine months ended March 31, 2005 and 2004 is as follows:

For the nine months ended March 31,
(in thousands)	2005	2004

Net cash provided by operating activities	$78,165	$51,476

The increase in net cash provided by operating activities reflects higher receipts from customers, particularly in respect of conditional access income from DIRECTV and income from the MediaHighway business. In particular, we have received higher monthly security fees which includes payment towards the future provision of smart cards. In future years we expect inventory purchases to be higher as we satisfy this obligation to our customers. The increases in receipts during the nine month period were offset in part by higher payments to suppliers of smart cards and higher payments of payroll costs and travel expenses as a result of an increase in the number of our employees.

Net cash used in investing activities for the nine months ended March 31, 2005 and 2004 is as follows:

	For the nine months ended March 31,
(in thousands)	2005	2004

Capital expenditure	$(13,287)	$(7,208)
Proceeds from sale of investments	232	—
Business acquisitions, net of cash acquired	(17)	(65,641)

Net cash used in investing activities	$(13,072)	$(72,849)

Cash used in investing activities during the nine months ended March 31, 2005 was lower than the corresponding period of fiscal 2004 due to the purchase of the MediaHighway middleware business for the equivalent of $65.0 million. The increase in capital expenditure payments relates to higher purchases of technical development and test equipment used by our software development engineers and customer support employees and our new facility in Israel. We expect future payments of capital expenditure to be higher due to expansion of our facilities in India, the UK and California.

Net cash used in financing activities for the nine months ended March 31, 2005 and 2004 is as follows:

	For the nine months ended March 31,
(in thousands)	2005	2004

Issuance of shares	$10,543	$1,981
Other	—	40

Net cash used in financing activities	$10,543	$2,021

The increase in cash received from the issuance of shares is due to higher numbers of stock options exercised by employees during the nine months ended March 31, 2005 than in the corresponding period of fiscal 2004. The Company has evaluated, and expects to continue to evaluate, possible acquisitions and dispositions of certain businesses. Such transactions may be material and may involve cash, the Company’s securities or the assumption of indebtedness.

Commitments and contractual obligations

There has been no material change to our commitments since June 30, 2004.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The only significant financial market risk to which we are exposed is to changes in foreign exchange rates. We operate in international markets and have operational presence in several countries. Accordingly, our costs and revenues are denominated in a mixture of US dollars, UK pounds sterling and euros. Historically, we have not entered into free-standing derivative contracts to hedge foreign exchange exposure arising from operating activities. We expect to review this policy from time to time as circumstances change. No such derivative instruments were outstanding as of March 31, 2005.

As a result of the weakening in the US dollar during the nine month periods of both fiscal years, we experienced foreign exchange gains on holding cash of $4.7 million in the nine months ended March 31, 2005 and $15.0 million in the nine months ended March 31, 2004.

As of March 31, 2005 approximately 74% of our cash was held in US dollars and 21% in pounds sterling, with most of the remainder being held in euros. Prior to December 2004, our policy was to hold the bulk of our cash in pounds sterling deposits of up to three month maturity because pounds sterling was our reporting currency. As a consequence of the change in our reporting currency to US dollars and the fact that the majority of our revenues are now denominated in US dollars, we re-evaluated our treasury policy. Since January 2005, our policy has been to hold the bulk of our cash in US dollar deposits of up to three month maturity. During January 2005, we switched most of our sterling currency holdings above our foreseeable requirements into US dollars. As a consequence of this, we expect our future interest income to be less as US dollar interest rates are lower than sterling interest rates. However our reported cash balances are expected to be less sensitive to fluctuations in foreign exchange rates. Additionally, we may place cash on deposit for longer than three month term, which would introduce an exposure to the risks associated with fixed interest rates.

Item 4. Controls and Procedures

a)         Disclosure controls and procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

b)         Internal control over financial reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings

On June 6, 2003, Echostar Communications Corporation, Echostar Satellite Corporation, Echostar Technologies Corporation and Nagrastar L.L.C. (collectively, Echostar) filed an action against NDS in the United States District Court for the Central District of California. Echostar filed an amended complaint on October 8, 2003, which purported to allege claims for violation of the Digital Millennium Copyright Act (DMCA), the Communications Act of 1934 (CA), the Electronic Communications Privacy Act, The Computer Fraud and Abuse Act, California’s Unfair Competition statute and the federal RICO statute. The complaint also purported to allege claims for civil conspiracy, misappropriation of trade secrets and interference with prospective business advantage. The complaint sought injunctive relief, unspecified compensatory and exemplary damages and restitution. On December 22, 2003, all of the claims were dismissed by the court, except for the DMCA, CA and unfair competition claims, and the Court limited these claims to acts allegedly occurring within three years of the filing of the complaint. Echostar filed a second amended complaint. NDS filed a motion to dismiss the second amended complaint on March 31, 2004. The motion was scheduled to be heard by the Court on July 23, 2004. On July 21, 2004, the Court issued an order vacating the July 23, 2004 hearing date and ordering, among other things, Echostar to file a third amended complaint within 10 days correcting various deficiencies in the second amended complaint noted by the Court. Echostar filed its third amended complaint on August 4, 2004. On August 6, 2004, the Court ruled that NDS was free to file motion to dismiss the third amended complaint, which NDS did on September 20, 2004. The hearing occurred on January 3, 2005. On February 28, 2005, the Court issued an order treating the motion as a motion for a more definite statement, granted the motion and gave Echostar until March 30, 2005 to file a fourth amended compliant correcting various deficiencies in the third amended complaint noticed by the Court. On March 30, 2005, Echostar filed a fourth amended complaint. NDS believes the claims contained therein are without merit and intends to file a motion to dismiss with the court.

On July 25, 2003, Sogecable, S.A. and its subsidiary Canalsatellite Digital, S.L., Spanish satellite broadcasters and customers of Canal+ Technologies SA (together, Sogecable), filed an action against NDS in the United States District Court for the Central District of California. Sogecable filed an amended complaint on October 9, 2003, which purported to allege claims for violation of the DMCA and the federal RICO statute. The amended complaint also purported to allege claims for interference with contract and prospective business advantage. The complaint sought injunctive relief, unspecified compensatory and exemplary damages and restitution. On December 22, 2003, all of the claims were dismissed by the court. Sogecable filed a second amended complaint. NDS filed a motion to dismiss the second amended complaint on March 31, 2004. On July 23, 2004, the Court heard oral argument on the motion and advised that a formal ruling should be issued by early August. On August 4, 2004, the court issued an order dismissing the second amended complaint in its entirety. Sogecable had until October 4, 2004 to file a third amended complaint. On October 1, 2004, Sogecable notified the Court that it would not be filing a third amended complaint, but would appeal the Court’s entry of final judgement dismissing the suit to the Ninth Circuit Court of Appeals. Sogecable has until May 17, 2005 to file its brief or appeal and there have been no developments since October 4, 2004.

On April 18, 1997, International Electronics Technology Corp. filed suit in the United States District Court for the Central District of California against NDS’s customers, DIRECTV, Inc. and Thomson Consumer Electronics, Inc., alleging infringement of one US patent and seeking unspecified damages and injunction. Although not a party to this case, NDS has assumed the defense and agreed to indemnify the named defendants. The defendants have raised defenses of non-infringement and/or invalidity. On August 2, 2004, the Court stayed the case indefinitely pending decision by the Federal Circuit in another case.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

31.1	Certification by the Chief Executive Officer pursuant to SEC Rule 13a-14(a) / 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by the Chief Financial Officer pursuant to SEC Rule 13a-14(a) / 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer pursuant to U.S.C section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Chief Financial Officer pursuant to U.S.C section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

Signatures Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2005	NDS Group plc

by

/s/ Alexander Gersh

Alexander Gersh
Chief Financial Officer
Page 24