Form 10-K
period 2005-06-30
NDS GROUP PLC
filed 2005-09-08
CIK 1098074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Series A ordinary shares, par value $0.01 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes ☒No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐No ☒

The aggregate market value of the Series A ordinary shares held by non-affiliates of the registrant as of December 31, 2004 was approximately $437,362,014 (based on the closing price on such date as reported on the NASDAQ National Market).

As of September 5, 2005, there were outstanding 13465,148 Series A ordinary shares of $0.01 par value per share, 42,001,000 Series B ordinary shares of $0.01 par value per share and 42,000,002 deferred shares of £1 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to NDS Group plc’s definitive proxy statement for its 2005 Annual Meeting of Shareholders, which shall be filed with the Securities and Exchange Commission, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of NDS Group plc’s fiscal year end.

NDS Group plc
Table of Contents

Page
PART I

PART I

ITEM 1.	BUSINESS

Background

NDS Group plc is incorporated in Great Britain and registered in England and Wales. As used in this Annual Report on Form 10-K, references to “NDS”, the “Company”, “we”, “us” or “our” are to NDS Group plc and its subsidiaries. We are engaged in the business of supplying open end-to-end digital technology and services to digital pay-television platform operators and content providers. We have customers throughout the world and we have research and development facilities, customer support operations and administrative offices in the United Kingdom, Israel, France, Denmark, India, Hong Kong, China, Korea, Australia and the United States. As of June 30, 2005, we had approximately 2,500 employees. There is a common management structure across the Company, which ensures that our various subsidiary entities operate in a coordinated and complementary manner. We manage our business as a single operating unit or segment.

We are a majority owned subsidiary of News Corporation, a Delaware corporation, which is a diversified international media and entertainment company, and we conduct business transactions with a number of affiliates and subsidiaries of News Corporation. Effective November 12, 2004, News Corporation changed its corporate domicile from Australia to the United States and as a result, we ceased to qualify as a foreign private issuer under U.S. securities laws. We have also changed our reporting currency from pounds sterling to U.S. dollars. Accordingly, the financial information presented in this Annual Report on Form 10-K is stated in U.S. dollars, and has been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). Prior to November 12, 2004, we published our financial information in accordance with United Kingdom generally accepted accounting practice (“UK GAAP”) in pounds sterling. Financial information for periods ending, and as of, dates prior to the beginning of fiscal 2005, has been derived from previously audited UK GAAP financial information by adjusting for differences between UK GAAP and US GAAP and then translating that information into U.S. dollars.

Our principal executive offices are located at One London Road, Staines, Middlesex TW18 4EX, England and our telephone number is +44 208 476 8000. Our website is www.nds.com. We make available, free of charge through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”.) Such documents may also be read by the public at the SEC’s Public Reference Room at 100F Street, N.E. Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-5850. The SEC also maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC.

References to a year are, unless otherwise indicated, references to our fiscal year ending on the nearest Sunday to June 30 of each such year. In this Annual Report on Form 10-K, financial and statistical information is, unless otherwise indicated, stated on the basis of such fiscal year.

NDS, VideoGuard, Value@TV, MediaHighway, XTV, Synamedia, OpenBet and Visionik Games are either trademarks or registered trademarks of NDS Group plc and subsidiaries in one or more countries worldwide. This Annual Report on Form 10-K also includes trade names and trademarks of companies other than NDS. For the convenience of the reader, our customers are referred to by their common trading names and not the names of the specific legal entities with which we contract, or the legal name of the parent entity of such party.

Special Note Regarding Forward-Looking Statements

This document and the documents incorporated by reference into this Annual Report on Form 10-K, including “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain statements that constitute “forward-looking statements” within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933, as amended. The words “expect,”“estimate,”“anticipate,”“predict,”“believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of the Company, our Directors or executive officers with respect to, among other things, trends affecting our financial condition or results of operations. The readers of this document are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks, uncertainties and other factors is set forth below under the heading “Risk Factors.” We do not ordinarily make projections of our future operating results and undertake no obligation (and expressly disclaim any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by us with the SEC. This section should be read in conjunction with our audited consolidated financial statements and related notes set forth elsewhere in this Annual Report on Form 10-K.

Business Overview

Our business is the supply of open end-to-end digital technology and services to digital pay television platform operators and content providers. Our technologies include conditional access and microprocessor security, broadcast stream management, set-top box middleware, program guides (“EPGs”), personal video recording (“PVR”) technologies and interactive applications, which are supplied to pay-television platform operators and their content providers.

We operate in a single market and manage our business as a single segment. An analysis and discussion of our various revenue streams is provided in Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” A geographic analysis of the sources of our revenues for each of the last three fiscal years is given in Note 16 to our audited consolidated financial statements, as is information about the location of our long-lived assets.

Our business has grown through acquisition and through winning new contracts with customers. In December 2003, we acquired the MediaHighway middleware business from Thomson SA, which was previously part of the technology business of the French broadcaster Canal+ (the “MediaHighway acquisition”). This extended our presence in the middleware market as is explained below. Additionally, until August 2003, we provided conditional access services, including the supply of smart cards to DIRECTV in the United States. The contract with DIRECTV came to an end on August 13, 2003. In March 2004, we signed a new six-year contract with DIRECTV for conditional access services, and during fiscal 2005 we agreed to supply DIRECTV with middleware, interactive and PVR technologies.

During fiscal 2005, three customers each accounted directly and indirectly for more than 10% of our revenues. These customers and the percentage of our fiscal 2005 revenues which they contributed were: DIRECTV (29%), BSkyB (22%) and Sky Italia (11%). These customers, as well as some others, are businesses in which News Corporation has an interest. Information about our business transactions with related parties is provided in Note 11 to our audited consolidated financial statements.

Our software systems and systems integration services are focused on providing platform operators and content providers with technology to help them profit from the secure distribution of digital information and entertainment, by allowing them to gain new subscribers, provide new services and gain new revenue streams, increase revenue per subscriber and use software systems to operate more efficiently.

We have identified three main categories of customers for our technologies and services:

•
The platform operator or broadcaster who typically operates the broadcast infrastructure. The platform operator is a potential customer for all of our technologies and services. We support many delivery methods, including satellite, cable, terrestrial, fixed telecom networks (including broadband internet protocol television (“IPTV”)) and mobile telecom networks;

•
The content provider or channel, who will purchase transmission capacity from the platform operator in order to broadcast its programs and information. These content providers or channels are potential buyers of our interactive television infrastructure and applications. While these customers do not comprise a separate business segment, we consider them to provide a complementary route to market for some of our technologies and services. An application developed for a channel on one platform can be transferred to another platform and thereby provide the customer with some economies of scale; and

•
Set-top box manufacturers and suppliers of other elements of the broadcast infrastructure with whom we work to integrate those aspects of our technologies which reside in devices supplied by them. In some instances we receive payment from these customers; in other instances both parties work together for no immediate payment, but receive income as and when the device is sold.

Viewers of a digital television service, who are customers (subscribers) of the platform operator or the content provider, are users of our technology but are not our customers because we have no direct commercial relationship with them. We are committed to developing industry co-operation by actively participating in over 35 key standards bodies, consortia and working groups. We use these forums proactively to promote open interfaces, which maximize interoperability and enable broadcasters and platform operators to meet the challenge of integrating broadcast, information and telecommunications technologies.

Our technology is integrated into set-top boxes manufactured by most of the major consumer electronics manufacturers. It is important for us and for platform operators that our technology be integrated into many different set-top boxes, chips incorporated in set-top boxes and other broadcast equipment. This is because it provides platform operators and subscribers with greater choice and security of supply and because it aids price competition.

We compete in a number of business areas and no single company competes with us in all our product lines. Competition is intense and, in addition to price and commercial terms, we consider the key differentiators to be:

•	the level of security that our technology offers to a platform operator and our ability to maintain that security;

•	the quality and ease of use of our systems;

•	the availability of our other software elements, such as middleware, interactive software, EPG and PVR, which allow a platform operator to provide additional services;

•	the level of integration that exists between the various elements of our technologies;

•	the availability of set-top boxes offered by manufacturers with whom our technology is integrated;

•	the availability and cost of chips incorporated into our smart cards;

•	the complexity of the broadcast system requirements and the degree of adaptation and integration required;

•	the degree of our compliance with the various international, national and regional standards that relate to broadcast technology;

•
the ability of our conditional access technology to work alongside that of a competitor’s in a process known as “simulcrypt”, which allows a platform operator to replace one conditional access system with another in a controlled manner without disabling a legacy population of set-top boxes; and

•	the ability to integrate our technology with broadcast equipment and related systems.

Our sales teams operate in the United Kingdom, Europe and the Middle East, the United States, Latin America and the Asia-Pacific region. They are supported by regional marketing activity designed to promote awareness of our company and our technologies and services in each region. We may bid jointly for projects to implement a new platform with broadcast equipment manufacturers, system integrators and consumer electronics manufacturers.

We offer technologies and services in the following main areas:

•	conditional access systems and services;

•	content protection;

•	middleware;

•	PVR technologies;

•	broadband and IPTV;

•	interactive television infrastructure and applications; and

•	integration services.

The technologies deployed at the platform operator’s facilities (“head-end”) and in the consumer device are tightly integrated and are an essential component of a digital pay-television network and the channels and other content carried. Our customers may purchase technologies and services from us in one or more of these main areas. These technologies and services comprise a single business segment from which we derive a number of different revenue streams. A discussion of these revenue streams and a quantitative commentary on our business is given under Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our main technology solutions and services are discussed in more detail below.

Conditional Access

Conditional access systems are an essential component of a pay-television platform. Conditional access systems enable our customers to manage and control the secure distribution of entertainment and information, whether distributed by broadcast or broadband media (including cable, satellite, terrestrial, telephone network, the internet, etc.). Conditional access provides two primary functions. Firstly, it protects content from unauthorized viewing, redistribution and piracy, and secondly it enables our customers to charge subscribers for a selected content package or event.

Our conditional access systems are sold under the name “VideoGuard.” The VideoGuard family of systems is compatible with all internationally accepted digital television transmission standards. VideoGuard conditional access systems include:

•
software components that are installed on dedicated server systems at the platform operator’s head-end and which are responsible for interfacing with the platform operator’s subscriber management system, back-office and billing systems and play-out and transmission management systems;

•
technologies that are integrated in the set-top box and which, if authorized, permit the decryption of content and which also support various functions essential to the EPG, PVR functionality, secure return path communication and interactive applications; and

•
a removable smart card which is inserted into each set-top box and contains an embedded computer chip that, if authorized, generates code words used by the set-top box to decrypt and display the relevant content. The smart card is manufactured under strict security conditions by third party manufacturers, based on proprietary designs provided by us.

All of our smart cards are tested, programmed and dispatched from one of our two facilities, one in the United Kingdom and one in the United States, which together are capable of processing up to 60 million cards per year. In fiscal 2005, we distributed approximately 30.8 million smart cards.

We maintain a pro-active security policy by implementing, when necessary, electronic over-the-air countermeasures altering authorized smart cards in a manner which then renders counterfeit smart cards obsolete. We also provide our customers with periodic replacement smart cards (“changeover cards”) which enable new features and up-to-date technology to be introduced. Our smart cards are customized to meet each of our customers’ requirements.

As of June 30, 2005, approximately 56.7 million set-top boxes were in use with VideoGuard conditional access technology. Our largest conditional access customers and their region of operation include DIRECTV (U.S.), BSkyB (U.K.), Sky Italia (Italy), DIRECTV PanAmericana (Latin America), Sky Mexico (Mexico), Sky Brasil (Brazil), FOXTEL (Australia), SkyLife (Korea), YES (Israel), HOT (Israel), Cablevision (U.S.) and Viasat (Scandinavia).

We consider our main conditional access competitors to be NagraVision (developed by Kudelski SA), DigiCypher (developed by Motorola, Inc.) and Power Key (developed by Scientific-Atlanta, Inc.).

Content Protection

Consumers are increasingly expecting more flexibility as to the place and time they view digital content. A key issue for content owners and distributors is that once the digital content is moved to an unprotected environment outside their control it can be copied, re-distributed and viewed in its original quality, illegally or without the content owners’ ability to generate revenues from such use. Our Secure Video Processor (“SVP”) technology addresses this issue by providing a rights management standard scheme using hardware based security such that content may be transferred to an authorized device which has an SVP chip in it. The SVP chip is created by incorporating SVP technologies into an existing video processor chip which can then be integrated into a consumer electronics device, such as a digital television, set-top box, personal video recorder, DVD or MP3 player, mobile phone and other portable devices. An SVP enabled chip controls both the content and the license to use that content.

We are promoting SVP as an open standard, available to all and any chipset manufacturer, consumer electronics manufacturer and broadcast platform operator on reasonable and non-discriminatory terms to ensure that the distribution of content to home networks and consumer devices can be achieved securely and at low cost, while supporting the needs and reasonable expectations of consumers. We established SVP Alliance, a group of interested parties who are working to promote the widespread use of SVP for the secure distribution of digital entertainment content.

Our technologies and systems for mobile digital rights’ management (“DRM”) solutions are sold under the “mVideoGuard” name. mVideoGuard is aimed at assisting companies who wish to distribute valuable content to mobile phones in protecting the content revenues from threats of piracy and providing flexible business models that raise revenues and increase network traffic. Our solutions are compliant with the “OMA DRM” technology standard and support multiple delivery mechanisms, including downloading, streaming, unicasting, multicasting, broadcasting, secure billing and payments.

Numerous companies are developing content protection technologies that will compete with ours.

Middleware

Middleware is similar to operating system software, but is integrated in digital television set-top boxes. The combination of our conditional access technologies and set-top box middleware enables applications to be run on the set-top box in a standard, user friendly, controlled and secure manner. This allows our customers to enhance their subscribers’ experience by providing a user friendly, always on, fast audio and video environment capable of supplying EPGs, shopping, e-mail, games, banking, advertising and other interactive services.

We provide a full range of middleware solutions, which include:

•
MediaHighway Core - an easily upgradeable middleware solution that allows platform operators to deploy a wide range of services, including EPGs, interactive applications and PVRs, quickly and cost effectively on low cost set-top boxes;

•
MediaHighway Advanced ─ a multi-tasking middleware solution that runs on fully featured set-top boxes. The architecture and features of MediaHighway Advanced support complex systems such as home networking with broadband access. MediaHighway Advanced complies with the major television and internet open standards, including DVB-MHP, HTML 4.0, OCAP and JavaScript.

As of June 30, 2005, we estimate that a cumulative 20.4 million set-top boxes containing MediaHighway have been shipped, an increase of 2.0 million since June 30, 2004. MediaHighway is being used by the following customers: CanalSatellite (France), Canal Digital (Scandinavia), Sky Mexico (Mexico), Sky Brasil (Brazil), Astro/Measat (Malaysia) and Yes (Israel). During fiscal 2005, we worked on the development of middleware for DIRECTV. The download of our middleware to DIRECTV set-top boxes started successfully in the latter part of the fourth quarter of fiscal 2005, however, our revenue recognition criteria were not met as of June 30, 2005. We expect to recognize revenue from this during fiscal 2006 and beyond.

Our main competitor in middleware is OpenTV Corp.

PVR

We have developed a PVR technology called “XTV” which extends the television viewing experience by integrating mass-storage devices, such as hard drives, in set-top boxes. The XTV-enabled set-top boxes and head-end systems are tightly integrated with our conditional access technologies, ensuring that the content in the subscriber’s set-top box is stored in encrypted form so that viewing, copying or distribution can be controlled by the platform operator or content owner.

XTV uses “meta-data” (data about data) embedded in the broadcast stream to provide services and functionality that are not readily available in other products that focus only in managing the hard disk that is integrated in the set-top box or digital television. We do not manufacture or market the set-top box which forms the basis of the PVR, but we license our technology to platform operators and consumer electronics manufacturers who supply the markets in which our platform operator customers operate.

Our XTV technology has been deployed by the following customers: BSkyB (United Kingdom), FOXTEL (Australia), NatSat (Brazil), Sky Mexico (Mexico), Yes (Israel) and HOT (Israel).

Because of the way in which our XTV is tightly integrated with our conditional access technologies, we do not consider other PVR products to be direct competitors.

Broadband and IPTV

Our technologies and systems for broadband and IPTV are sold under the “Synamedia” name. Synamedia incorporates our technologies for personalization, meta-data synchronization and management, content protection and rights management. It provides a broadband platform operator with the ability to offer television services, such as video-on-demand (“VOD”), multi-cast television, video streaming, content guides, interactive applications, secure commerce and PVR-type functionality.

Based on our VideoGuard security, Synamedia protects content at all stages of delivery, from the broadband access point through to the set-top box in the home. Once content is received inside the home, VideoGuard protects the valuable digital content from piracy, whether it is stored locally or routed through a home network. VideoGuard uses content encryption and a secure key management system that allows IPTV set-top boxes to be used for viewing content on a television screen.

Synamedia therefore ensures content protection and revenues for: telecommunications companies wanting to introduce new video and television services; content providers and broadband broadcasters considering IPTV broadcasting and VOD services; cable television companies considering phone networks or Fiber To The Home as an alternative to digital cable; and satellite or terrestrial broadcasters considering VOD over IPTV to complement their traditional broadcast business.

Among our Synamedia customers are BB Cable / Softbank (Japan), CYTA (Cyprus), Sistema (Russia), Viasat (Scandinavia) and Galaxy (Hong Kong).

Numerous companies offer competing technologies in the area of broadband and IPTV, including telecommunications companies and businesses which supply software to the personal computer market.

Interactive Television Infrastructure and Applications

Our “Value@TV” solution simplifies the business of interactive television for television platform operators, content providers and advertisers by offering a suite of tools supporting the creation, packaging, delivery and management of interactive content and applications, as well as a suite of standardized applications that can be licensed by, or customized for, a particular application. These applications include EPG, games and gaming (which are sold under the “Visionik Games “ and “Orbis” brand names), voting, sports applications, news, commerce, interactive advertising and other enhanced television applications. Apart from these standardized applications, we also develop stand-alone applications for platform operators and content providers.

Among our Value@TV customers are the following platform operators: BSkyB (U.K.), DIRECTV (USA), DIRECTV PanAmericana (Latin America), Sky Mexico (Mexico), Sky Brasil (Brazil), Sky Italia (Italy), Viasat (Scandinavia), FOXTEL (Australia), Yes (Israel) and HOT (Israel). We also supply technology and applications to numerous channels and content providers operating on these platforms.

Our “OpenBet” software is used by licensed bookmakers and gaming organizations as a platform for internet and television-based bookmaking and gaming operations. Although such bookmaking and gaming operations are highly restricted in the United States, their use is permitted in several jurisdictions, including the United Kingdom. OpenBet allows a single operator to create multiple betting sites (e.g., retail locations, internet, television) all powered by the same OpenBet server. It has two main elements: the OpenBet gambling engine and the OpenBet game framework. The OpenBet gambling engine is the core of the system. It contains all the central features required by any gambling site, including customer accounts, registration and identity validation, electronic payment, event management, liability management and monitoring, multi-currency and multi-lingual functions, regulatory compliance, administration and reports. The OpenBet game framework allows operators to develop their own games. Different types of games can be hosted by the OpenBet game framework, such as sports betting, casino games, lottery games and fantasy competitions. We are expanding the OpenBet product group to include our own casino-type games and person-to-person betting.

OpenBet is used by many of the major bookmakers in the United Kingdom and some companies in the Asia-Pacific region. OpenBet is used by several bookmakers and gaming companies that operate specialist channels or applications on the BSkyB platform. We only sell OpenBet to companies that operate in tightly regulated markets and which take steps (including the use of specific functionality of OpenBet) to ensure that bets are not accepted from persons in jurisdictions where such activities may not be legal. This policy limits the potential market for OpenBet.

Integration and Support Services

We complement our technologies with a wide range of services, including consulting, broadcast system design and integration, support and maintenance and, in some cases, on-site operation and management of systems we have supplied to our customers. Our experience in implementing large and complex systems has enabled us to sell services to assist companies in planning and designing new platforms. System integration involves both the selection of appropriate vendors and the integration of various components, including those of third party manufacturers, into a single operational broadcast system. In some cases we may act as prime integrator and subcontract aspects of the work to third parties. In other cases we may be a subcontractor to a third party prime integrator. Once our customers’ systems are operational, we offer them after-sale services including ongoing support and maintenance. We also offer consulting services, including business consulting, technical assistance, and security design for interactive and other advanced services.

Intellectual Property

Our technology is critical to our success. We need to protect our intellectual property rights, both in our proprietary technology and in technology which is licensed to us. We rely on a combination of patent, copyright and trademark laws, trade secrets, licenses, confidentiality agreements and contractual provisions to protect our proprietary rights. We generally enter into confidentiality and non-disclosure agreements with our employees, customers and suppliers.

We are the exclusive worldwide licensee of various patents, patent applications and patentable inventions from Yeda Research & Development Company Limited (“Yeda”) in Israel in the area of digital identification and signature schemes, which have been invented by Professor Adi Shamir. We pay a royalty to Yeda based on a percentage of relevant revenues arising from our VideoGuard conditional access technologies. We have a worldwide non-exclusive license to use certain patents owned by Thomson SA which support our MediaHighway middleware technologies. We are also a non-exclusive licensee of intellectual property rights owned by various third parties. These rights have been acquired by the payment of a fixed sum or royalty.

We work on the development of high security encryption algorithms. These are mathematical procedures implemented in software that are used to accomplish a specific function, such as encrypting or decrypting data, messages or video signals by means of secret keys and code words. Our security research team has developed a number of proprietary high-security encryption algorithms used in our conditional access systems.

Our chip design team has developed a number of proprietary improvements to the security and functionality of chips that we integrate into our smart cards. Such improvements include, for example, functions that hinder the unauthorized duplication of our smart cards or the use of counterfeit smart cards in a set-top box.

We have developed a number of techniques that allow us to send specially disguised and encoded messages that disable or alter the operating characteristics of our smart cards. These technologies allow our customers to disable the smart cards of delinquent subscribers. In addition, they allow our customers to combat signal theft more effectively by altering the operating characteristics of all valid smart cards in a way which makes counterfeit smart cards incompatible with the signals transmitted by our customers. We have developed sophisticated protocols for transmitting authorization, entitlement and other control messages to smart cards. These protocols allow control messages to be compressed in a way which consumes only a small fraction of the broadcaster’s bandwidth, allowing the broadcaster to transmit more programs and channels to its subscribers without having to compromise its ability to control each individual subscriber’s viewing entitlements.

Research and Development

Our total expenditure on research and development in the three fiscal years ended June 30, 2005, 2004 and 2003 was $166.5 million, $146.2 million and $99.8 million, respectively. This includes the cost of research into new technologies which may be of future benefit to us and our customers, the cost of developing prototype applications for demonstration to customers and potential customers, and the costs of adapting and integrating applications and new technologies to meet a particular customer’s requirements. The largest research and development projects have been on set-top box software, particularly the development of advanced middleware, program guide and PVR technologies and the development of games and gaming applications.

Regulation

We are not an operator of conditional access systems. However, our technology is used by broadcasters and operators of conditional access systems. Our customers may therefore be subject to regulation in the jurisdictions in which they offer their services. These regulations, which differ from jurisdiction to jurisdiction, and future changes or additions to such regulations, may affect our ability to sell our conditional access technologies and services.

We do not operate as a bookmaker. However, our OpenBet software is a betting and gaming application. Our customers are therefore subject to regulation in the jurisdictions in which they offer their services. This may involve the independent certification of our software. In many jurisdictions, betting and gaming regulations are being reviewed, specifically to address betting and gaming on the internet and television. It is possible that our customers will become subject to new regulations in this area. The current regulations, which differ from jurisdiction to jurisdiction, and any future changes in such regulations, may affect our ability to sell our technologies and services related to betting and gaming.

Raw Materials

We do not manufacture smart cards, but our engineers design the computer chips which are embedded in our smart cards. We arrange for the chips to be manufactured and assembled by third party suppliers. We then program the smart cards with our proprietary software. Smart card costs are dependent upon the costs of raw materials, including the cost of computer chips, plastic and assembly, and the quantity of smart cards purchased and processed in any period.

We purchase the chips which are contained within our smart cards from third party manufacturers. There are very few companies with the manufacturing skills and capacity to supply our requirements for smart card chips, especially given the sophistication of our designs. Additionally, we often use a single manufacturer for a particular generation of smart card for a particular customer. Accordingly, any disruption to supply or lack of availability of manufacturing capacity at our chip suppliers could harm our ability to deliver smart cards to our customers or could negatively affect our operating margins.

Order Backlog

We do not consider it meaningful to quantify order backlog. Our customer contracts are typically long-term arrangements for the supply of smart cards, security and other services, initial systems, subsequent system enhancements and other aspects of our technologies.

Seasonality

Our business is not seasonal. However, demand for smart cards can be influenced by the consumer marketing activities of our broadcast platform customers and the timing of delivery of technology enhancements can also be influenced by such activities.

Risk Factors

Prospective investors should consider carefully the risk factors set forth below before making an investment in the Company’s securities.

Our business will suffer if we do not respond to commercial and technological changes affecting the broadcasting industry.

Our business and the market in which we operate is characterized by rapid commercial and technological change, evolving industry standards and frequent product enhancements. Many digital broadcasters are seeking more sophisticated software which will afford them greater flexibility in delivering content such as news, films and sports. They are also seeking to offer additional services such as middleware, EPGs, games, gaming and other interactive applications, PVR functionality, home networks services and other services.

Our continued success will depend, in part, upon our ability to develop and market products and services that respond to technological changes and evolving industry standards in a timely and cost-effective manner. If the market in which we operate develops more slowly than we anticipate, or if we should fail to develop and introduce products and services that are compatible with industry standards, satisfy customer requirements and compete effectively with products and services offered by our competitors, our business, operating results and financial condition could be materially adversely affected.

Our operating results and growth could decline if our customers’ subscriber bases do not continue to increase.

A significant portion of our revenues is derived from the sale of smart cards and new technologies to our customers and ongoing subscriber fees paid by our customers on a monthly basis based on the number of active subscribers or authorized smart cards. We also receive royalties based on each set-top box manufactured or deployed which incorporates our technology. Therefore a significant portion of our revenues is dependent upon our customers’ subscriber numbers, the growth in those numbers, the degree to which set-top boxes are replaced with enhanced models and the number of set-top boxes in each subscriber’s home. If our customers’ subscriber numbers do not continue to increase, we may be unable to generate substantial revenue growth or sustain our current revenue levels and as a consequence our business, operating results and financial condition could be materially adversely affected.

Our business could be harmed if the security provided by our conditional access systems and products is compromised.

We face risks relating to the failure of our conditional access systems to protect platform operators and content providers from signal theft. An important component of our conditional access systems is the smart cards we provide for the platform operators’ individual subscribers. Unauthorized viewing and use of content may be accomplished by counterfeiting the smart card or otherwise thwarting its security features. Any significant increase in the incidence of signal theft could require the replacement of a platform operator’s smart cards sooner than otherwise planned. In those cases where we have accepted specific responsibilities for maintaining the security of a platform operator’s conditional access system, significant costs could be imposed on us if a security breach requires an accelerated replacement of smart cards. To the extent that signal theft may result in the cessation of all, or some portion of, the per-subscriber fees paid to us by a broadcaster while the security breach is being remedied or, in the event of termination by the broadcaster of our agreement if the breach is not satisfactorily remedied, the resultant loss of revenues could have a material adverse effect on our business, operating results and financial condition. A significant increase in the level of signal theft, whether or not resulting from a failure of our conditional access systems, could also injure the reputation of our conditional access systems among our customers and potential customers and as a consequence, our business, operating results and financial condition could be materially adversely affected.

A substantial part of our expected future revenue and income growth is based on our aim to sell advanced technologies and services to our existing customers and to sell end-to-end systems to new customers.

We expect over the next several years to sell advanced technology solutions for the television market, including middleware, EPGs, games, gaming and other interactive applications, PVR functionality, home networks services and other services. The market for advanced television technology solutions is still new and evolving. Historically, we have derived only a relatively small percentage of our total revenue from these offerings. We cannot be certain that the demand for or the market acceptance of these technologies will develop as we anticipate, and even if they do, we cannot be certain that we will be able to market these solutions effectively and successfully respond to changes in consumer preferences. In addition, our ability to market those solutions will be affected to a large degree by platform operators. If platform operators determine that our solutions do not meet their business or operational expectations, they may choose not to offer our applications to their customers. To the extent that platform operators and content providers fail to renew or enter into new or expanded contracts with us for provision of advanced technologies, we will be unable to maintain or increase the associated revenue from those offerings. Moreover, due to global economic conditions, platform operators may slow the pace of their deployment of these advanced services and such action would negatively impact our revenues. Accordingly, our ability to generate substantial revenues from our advanced technology solutions offerings is uncertain.

Our business could be harmed if a defect in our software or technology interferes with, or causes any failure in, our customers’ systems.

Our software and technology are integrated into the broadcast infrastructure of our customers. Accordingly, a defect, error or performance problem with our software or technology could interfere with, or cause a critical component of, one or more of our customers’ systems to fail for a period of time. This could result in claims for substantial damages against us, regardless of whether we are responsible for such failure. Any claim brought against us could be expensive to defend and require the expenditure of a significant amount of resources, regardless of whether we prevail. Although we have not experienced any such material interference or failure in the past, any future problem could cause severe customer service and public relations problems for our customers and as a consequence, our business, operating results and financial condition could be materially adversely affected.

We depend upon key personnel, including our senior executives and technical and engineering staff, to operate our business effectively, and we may be unable to attract or retain such personnel.

Our future success depends largely upon the continued service of our senior executive officers and other key management and technical personnel. If certain of our senior executives were to leave the Company, we may be placed at a competitive disadvantage. In addition, we may also need to increase the number of our technical, consulting and support employees to support new customers and the expanding needs of our existing customers. We have, in the past, experienced difficulty in recruiting sufficient numbers of qualified personnel. If we are not successful in these recruiting efforts, our business may be adversely affected.

Intense competition could reduce our market share and harm our financial performance.

We compete with numerous companies both to attract new customers and to retain our existing customers. Such competition may cause us to lose market share and may result in reduced profit margins. It may also hinder our ability to develop our business in areas such as PVRs, middleware, interactive television services and IPTV. In addition, some of the companies that currently operate in the software business, but which have not historically been active competitors of ours may, in the future, through acquisitions or the development of their own resources, seek to enter and obtain significant market share in our current or planned business areas. Increased competition from existing or new competitors could result in price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business, operating results and financial condition.

We derive a significant portion of our revenues from a limited number of large customers. Our revenues could decline significantly if any of these customers significantly reduces its purchases of our technology or services, or terminates its relationship with us.

Our growth has depended historically on large digital satellite broadcasters introducing, marketing and promoting products and services that utilize our technology. We currently derive, and we expect to continue to derive, a significant portion of our revenues from a limited number of large customers. Our three largest customers have been DIRECTV in the United States, BSkyB in the United Kingdom and Sky Italia in Italy. In fiscal 2005, these three customers accounted directly and indirectly for approximately 62% of our total revenues. We expect that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues, although the particular customers may vary from period to period. If a large customer purchases significantly less of our products or services, defers or cancels orders, or terminates its relationship with us, our revenues could decline significantly and as a result, our business, operating results and financial condition could be materially adversely affected.

The adoption of industry-wide standards for interactive television could adversely affect our ability to sell our products and services or place downward pressure on our pricing.

Ongoing efforts to establish industry-wide standards for interactive television software include a commitment by cable network operators in the United States to deploy a uniform platform for interactive television based on a jointly developed specification known as the OpenCable Applications Platform and an initiative by European television industry participants to create a similar platform called Multimedia Home Platform. The establishment of these standards or other similar standards could adversely affect the pricing of our products and services, significantly reduce the value of our intellectual property and the competitive advantage our proprietary technology provides, cause us to incur substantial expenditures to adapt our products or services to respond to these developments or otherwise harm our business, particularly if our products require significant redevelopment in order to conform to the newly established standards.

We are not currently a member of CableLabs, the research and development consortium managing the OpenCable initiative, or certain other standards setting organizations. While we are involved in the activity of CableLabs and while we continually assess our position with respect to any relevant standards setting organizations, and have joined several of them, our failure to participate in certain organizations may affect the willingness of their respective members to conduct business with us and this may adversely affect our ability to sell products or services cable network operators or other potential customers that are members of those organizations. If that were to be the case, our ability to continue to grow our business might be adversely affected.

The nature of our business is such that our operating results may fluctuate from period to period.

Our operating results have varied in the past from quarter to quarter and from year to year and are likely to vary from period to period in the future. Historically, our revenues have reflected a small number of relatively large orders for our technology and services, which generally have long sales and order cycles. Additionally, our customers replace their subscribers’ smart cards from time to time, either to upgrade the features of the smart cards or for security purposes. As a result, we believe that period-to-period comparisons of our operating results may not be a good indication of our future performance. Our actual results may differ from analyst expectations, which could adversely affect the price of our securities.

Changes to current accounting policies or in how such policies are interpreted or applied to our business could have a significant effect on our reported financial results.

We prepare our financial statements in conformity with US GAAP. New accounting pronouncements or a change in how US GAAP is interpreted or applied to our business could have a significant effect on our reported results. Our accounting policies that recently have been or may in the future be affected by changes in the accounting rules include revenue recognition, accounting for stock-based compensation and accounting for goodwill and other intangible assets.

Our revenue recognition policy, in particular, is a key component of our results of operations and is based on complex rules that require us to make judgments and estimates. In applying our revenue recognition policy, we must determine what portions of our revenue are recognized currently and which portions must be deferred. Because different contracts may require different accounting treatment, it may be difficult for investors to properly assess our financial condition or operating results unless they carefully review all of our financial information, including our audited consolidated financial statements and notes thereto.

Failure to protect the intellectual property rights upon which we depend could harm our business.

We rely primarily on a combination of patent, trademark and copyright laws, trade secrets, confidentiality procedures and contractual provisions to protect our intellectual property rights and the obligations we have to third parties from whom we license intellectual property rights. However, we may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights and this could have a material adverse effect on our business, operating results and financial condition.

Defending against intellectual property infringement claims could harm our business.

We may be subject to an increased risk of infringement claims as the number of products and competitors grows and the functionality of products in different industry segments overlaps. It may be alleged that products that we have developed or technology that we have licensed from third parties infringes the rights of others. Intellectual property claims could be time consuming to defend, result in costly litigation, divert management’s attention and resources and cause product shipment delays. Such claims could also require us to seek to enter into royalty or license agreements, redesign our products or potentially cease using aspects of technology, which could have a material adverse effect on our business, operating results and financial condition.

We grant certain indemnification rights to our customers when we license our software technologies. We may, therefore, become subject to third party infringement claims through those commercial arrangements. In addition, the damages to which we are subject may be increased by the use of our technologies in our customers’ products.

Many of our agreements with customers contain an indemnification obligation, which could be triggered in the event that a customer is named in an infringement suit involving their products or involving the customer’s products or services that incorporate or use our products. If it is determined that our products infringe any of the asserted claims in such a suit, we may be prevented from distributing certain of our products and we may incur significant indemnification liabilities, which may adversely affect our business, operating results and financial condition.

In addition, while damage claims in respect of an alleged infringement may, in many cases, be based upon a presumed royalty rate that the patent holder would have otherwise been entitled to, it is possible that our liability may increase as a result of the incorporation of our technology with our customer’s products. In some cases, potential damages against us could be based on the profits derived from a product that infringes through the use of our software even though we receive a relatively moderate economic benefit from the licensing arrangement.

Any significant disruption in our processing of smart cards could adversely affect our business.

We process all of our smart cards at two facilities, one located in England and the other in California. A significant disruption in the processing of smart cards at either facility could result in delays in the delivery of smart cards to our customers. The sale of smart cards which we have processed is a material portion of our business. Although our smart card processing facilities are designed to provide sufficient capacity to meet expected demand if one facility becomes inoperable for a limited period of time, any significant disruption to our smart card processing facilities could result in the loss of revenues, customers and future sales.

We may be unable to process sufficient quantities of smart cards because we obtain certain components from, and depend upon, a limited number of suppliers.

We currently obtain the chips used in our smart cards from a limited number of suppliers. In the event of a disruption of supply, including a shortage of manufacturing capacity, we may be unable to develop an alternative source in a timely manner or at favorable prices. Such failure could harm our ability to deliver smart cards to our customers or could negatively affect our operating margins. This could have a material adverse effect on our business, operating results and financial condition.

Political, regulatory and economic risks associated with our international customers could harm our business.

Our customers are located throughout the world. Inherent risks of doing business in international markets include changes in legal and regulatory requirements, export restrictions, exchange controls, tariffs and other trade barriers, longer payment cycles, political disruption, wars, acts of terrorism and civil unrest. We may incur substantial expense as a result of the imposition of new restrictions or changes in the existing legal and regulatory environments in the territories where we conduct our business or due to political and economic instability in these territories.

The telecommunications, media, broadcast and cable television industries are subject to extensive regulation by governmental agencies. These governmental agencies continue to oversee and adopt legislation and regulation over these industries, particularly in the areas of user privacy, consumer protection, online content distribution and the characteristics and quality of online products and services, which may affect our business, the development of our products, the decisions by market participants to adopt our products and services or the acceptance of interactive television by the marketplace in general. In particular, governmental laws or regulations restricting or burdening the exchange of personally identifiable information could delay the implementation of interactive services or create liability for us or any other manufacturer of software that facilitates information exchange. These governmental agencies may also seek to regulate interactive television directly. Future developments relating to any of these regulatory matters may adversely affect our business.

Fluctuations in foreign exchange rates could harm our financial condition.

A risk inherent in our international operations is the exposure to fluctuations in currency exchange rates. Certain of our customer contracts denominate prices in pounds sterling or in euros. In fiscal 2005, approximately 28% of our revenues were denominated in pounds sterling and a further 18% were denominated in euros. Some of our smart card costs and our operating expenses are denominated in pounds sterling and euros. In fiscal 2005, we estimate that approximately 62% of our total cost of sales and operating expenses were denominated in pounds sterling or in euros. As a result, we are exposed to fluctuations in exchange rates which may have a material adverse effect on our business, operating results and financial condition.

Additionally, although most of our contracts with customers in Latin America and the Asia-Pacific region are denominated in U.S. dollars, those customers are affected by fluctuations in their local currencies and by exchange control regulations which may restrict their ability to remit payments to us.

We are subject to certain risks relating to our operations in Israel.

We have research and development facilities in Israel and we have customers in Israel. We are therefore directly influenced by the political, economic and security conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade or the movement of people within Israel or between Israel and other countries, could significantly harm our business, operating results and financial condition. Additionally, certain of our employees are currently required to perform annual reserve duty in the Israeli Defense Force and are subject to being called for active military duty at any time. We have, in the past, operated effectively under these requirements. We cannot predict the effect of these obligations on us in the future.

We are controlled by, and are dependent upon our relationship with, News Corporation.

We are controlled by News Corporation. As of the date hereof, News Corporation beneficially owns approximately 75.7% of our total issued and outstanding share capital. Because News Corporation beneficially owns 100% of our Series B ordinary shares, which have ten votes per share (as opposed to our Series A ordinary shares which have one vote per share), it controls approximately 96.9% of our voting power. By reason of such ownership, News Corporation is able to control the composition of our entire Board of Directors and to control the votes on all other matters submitted to a vote of our shareholders. Three of our seven current Directors are directors of News Corporation. Additionally, Dr. Abe Peled, our President and Chief Executive Officer, is a member of News Corporation’s Executive Management Committee and from time to time is involved in matters pertaining to News Corporation’s wider business interests.

Businesses in which News Corporation has an interest currently account for, and are expected to continue to account for, a significant portion of our revenues. During fiscal 2005, approximately 74% of our total revenues were derived directly from businesses in which News Corporation has an interest. Those businesses include our three largest customers. Although we believe the terms of our contracts with such related parties are no less favorable to us than those that we could obtain from unrelated third parties, we cannot assure you that this is the case.

In addition, because a number of major broadcasters around the world are owned or controlled by entities that compete with News Corporation or entities in which News Corporation has an interest, our ability to attract customers in which News Corporation does not have an interest may be affected by their perception of our relationship with News Corporation.

Because we are controlled by News Corporation, we are exempt from certain listing requirements of the NASDAQ National Market relating to corporate governance matters.

Over the past several years, the National Association of Securities Dealers has adopted certain listing requirements for companies listed on the NASDAQ National Market. As a result of News Corporation’s beneficial ownership of our Series B ordinary shares, we are deemed to be a “controlled company” and accordingly are not subject to some of these requirements, including the requirement that a majority of our board of directors be “independent” under the guidelines established by the National Association of Securities Dealers and certain requirements regarding the determination of our Chief Executive Officer’s compensation and our director nominees. While we do not believe that our exemption from those requirements affects the manner and method by which we manage and operate the Company, investors should be aware that we are not subject to those provisions and may have no obligation to comply with those requirements in the future unless our ownership profile changes.

Since we are a public limited company organized under the laws of England and Wales, your rights as a shareholder differ from the rights of shareholders under U.S. law.

NDS Group plc is a public limited company organized under the laws of England and Wales. The rights of holders of our ordinary shares and, indirectly, many of the rights of holders of our American Depositary Shares (“ADSs”) are governed by English law and by our Memorandum and Articles of Association. These rights differ from the rights of shareholders in U.S. companies. In particular, English law significantly limits the circumstances under which shareholders of English companies may bring derivative actions. Under English law generally, only the Company can be the proper plaintiff in proceedings in respect of wrongful acts committed against us. In addition, it may be difficult for you to enforce liabilities predicated upon U.S. securities laws.

Our share price could be affected by our ordinary shares becoming available for sale in the future or by the dilutive effect of the issue of new shares.

If investors or News Corporation sell substantial amounts of our ADSs or ordinary shares in the public market, the market price of our ADSs could fall. The negative effect of such sales on the market price of our ADSs could be more pronounced given the relatively small number of our ordinary shares in ADS form relative to the total number of shares outstanding. In addition, such sales could create the public perception of difficulties or problems with our technologies and services. These sales may also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate if we require additional financing.

Interests of existing shareholders may also be diluted due to the existence of stock options granted to certain employees. We may grant further stock options to our Directors, executive officers and employees.

At our annual general meeting held on November 3, 2004, shareholders authorized our Directors, pursuant to Section 80 of the U.K. Companies Act 1985, to allot relevant securities (including ordinary shares, other equity securities and the right to subscribe for or convert securities) for further issuance for a period expiring November 1, 2009. At the same time, our Directors were empowered, pursuant to Section 95 of the U.K. Companies Act 1985, to allot equity securities for cash without first being required to offer them to existing shareholders. Shareholders will be asked at our annual general meeting to be held on October 31, 2005 to renew these authorities until November 1, 2010 without further shareholder consent.

We may issue equity securities in connection with possible future business acquisitions.

ITEM 2.	PROPERTIES

We operate from a number of facilities, principally located in the United Kingdom, Israel, France and the United States. All of our facilities are leased. Our main facilities are as follows:

•	Staines, England ─ Executive and administrative offices and research and development center, primarily for set-top box software;

•	Maidenhead, England ─ Smart card processing and distribution;

•	Chandlers’ Ford, England ─ Software development and system integration;

•	Chiswick, England ─ Development of betting applications;

•	Jerusalem, Israel ─ Research and development, conditional access system support;

•	Newport Beach, CA ─ Executive offices for our U.S. operations;

•	Lake Forest, CA ─ Smart card processing and distribution;

•	Issy-les-Moulineaux, France ─ Software development.

In addition, we have leased premises in Hong Kong; Copenhagen, Denmark; Beijing, China; Bangalore, India; Seoul, South Korea; and Sydney, Australia.

In November 2004 we occupied a new building in Jerusalem, Israel and vacated a number of premises in the same area. We expect to occupy further space in the same development during fiscal 2006 and have budgeted approximately $0.7 million to fit out the additional space.

In May 2005, we entered into a new lease for a building in Banaglore, India which gives us the space required to accommodate our increased number of employees in that city. We expect the costs of fitting out these premises to be approximately $2.2 million. We expect to relocate from our existing premises in Banaglore, India in September 2005, when the current lease expires.

In July 2005, we commenced work on fitting out new premises in Orange County, California. We expect to occupy these premises in October 2005, at which point we will vacate our existing premises at Newport Beach and Lake Forest. We expect the costs of fit-out to be approximately $2.1 million. We expect to incur a charge of approximately $1 million during fiscal 2006 in respect of lease costs for the period from the cease-use date until termination of the current leases.

In September 2000, we vacated premises near Heathrow, England. In order to accommodate our increased employee numbers, we have commenced work on refurbishing part of the building and expect to re-occupy the premises during the second quarter of fiscal 2006. We expect the costs of refurbishment to be approximately $2.2 million. We continue to be responsible for lease costs on part of the building but intend to exercise a put option to revert that lease to a former tenant during fiscal 2006. Further details about the lease costs of the Heathrow premises are provided in Note 10 to our audited consolidated financial statements.

We are currently considering leasing additional space near to our existing premises in Chandlers’ Ford, England to accommodate increased headcount and have budgeted approximately $1.4 million for fit out costs to be incurred during fiscal 2006.

ITEM 3.	LEGAL PROCEEDINGS

On June 6, 2003, Echostar Communications Corporation, Echostar Satellite Corporation, Echostar Technologies Corporation and Nagrastar L.L.C. (collectively, “Echostar”) filed an action against us in the United States District Court for the Central District of California. Echostar filed an amended complaint on October 8, 2003, which purported to allege claims for violation of the Digital Millennium Copyright Act (“DMCA”), the Communications Act of 1934 (“CA”), the Electronic Communications Privacy Act, The Computer Fraud and Abuse Act, California’s Unfair Competition statute and the federal RICO statute. The complaint also purported to allege claims for civil conspiracy, misappropriation of trade secrets and interference with prospective business advantage. The complaint sought injunctive relief, unspecified compensatory and exemplary damages and restitution. On December 22, 2003, all of the claims were dismissed by the court, except for the DMCA, CA and unfair competition claims, and the court limited these claims to acts allegedly occurring within three years of the filing of the complaint. Echostar filed a second amended complaint. We filed a motion to dismiss the second amended complaint on March 31, 2004. On July 21, 2004, the court issued an order among other things directing Echostar to file a third amended complaint within ten days correcting various deficiencies in the second amended complaint noted by the court. Echostar filed a third amended complaint on August 4, 2004. On August 6, 2004, the court ruled that we were free to file a motion to dismiss the third amended complaint, which we did on September 20, 2004. The hearing occurred on January 3, 2005. On February 28, 2005, the court issued an order treating the motion as a motion for a more definite statement, granted the motion and gave Echostar until March 30, 2005 to file a fourth amended compliant correcting various deficiencies in the third amended complaint noticed by the court. On March 30, 2005, Echostar filed a fourth amended complaint. We filed a motion to dismiss the fourth amended complaint which Echostar opposed. On July 27, 2005, the court granted the motion in part and denied the motion in part. We now have until September 26, 2005 to answer the remaining claims in the complaint. We believe those claims are without merit and intend to vigorously defend against them.

On July 25, 2003, Sogecable, S.A. and its subsidiary Canalsatellite Digital, S.L., Spanish satellite broadcasters and customers of Canal+ Technologies SA (together, “Sogecable”), filed an action against us in the United States District Court for the Central District of California. Sogecable filed an amended complaint on October 9, 2003, which purported to allege claims for violation of the DMCA and the federal RICO statute. The amended complaint also purported to allege claims for interference with contract and prospective business advantage. The complaint sought injunctive relief, unspecified compensatory and exemplary damages and restitution. On December 22, 2003, all of the claims were dismissed by the court. Sogecable filed a second amended complaint. We filed a motion to dismiss the second amended complaint on March 31, 2004. On July 23, 2004, the court heard oral argument on the motion and advised that a formal ruling should be issued by early August. On August 4, 2004, the court issued an order dismissing the second amended complaint in its entirety. Sogecable had until October 4, 2004 to file a third amended complaint. On October 1, 2004, Sogecable notified the court that it would not be filing a third amended complaint, but would appeal the court’s entry of final judgment dismissing the suit to the United States Ninth Circuit Court of Appeals. Sogecable has filed a brief on appeal and our opposition was filed on August 22, 2005.

On April 18, 1997, International Electronics Technology Corp. filed suit in the United States District Court for the Central District of California against our customers, DIRECTV, Inc. and Thomson Consumer Electronics, Inc., alleging infringement of one U.S. patent and seeking unspecified damages and injunction. Although we are not a party to this case, we have assumed the defense and agreed to indemnify the named defendants. The defendants have raised defenses of non-infringement and/or invalidity. On August 2, 2004, the court stayed the case indefinitely pending decision by the Federal Circuit in another case. The Federal Circuit’s decision was issued on July 12, 2005, and the court held a status conference on August 8, 2005.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth fiscal quarter of 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

American Depositary Shares (“ADSs”), each representing one of our Series A ordinary shares, par value $0.01 per share, are traded on the NASDAQ National Market. The ADSs are evidenced by American Depositary Receipts (“ADRs”) issued by The Bank of New York as depositary under a Deposit Agreement, dated November 26, 1999, by and among the Company, The Bank of New York and the owners and beneficial owners of ADRs.

The high and low closing prices for our ADSs for each quarterly period within the two most recent fiscal years are as follows:

	High Price	Low Price
	per ADS	per ADS

Fiscal 2004
First quarter	$18.31	$13.75
Second quarter	$23.19	$17.12
Third quarter	$32.02	$22.05
Fourth quarter	$27.61	$23.10

Fiscal 2005
First quarter	$27.68	$19.95
Second quarter	$35.18	$24.23
Third quarter	$39.20	$30.84
Fourth quarter	$35.18	$29.54

Since November 13, 2003, our ADSs have also been listed on the First Market - Continuous of the Euronext Brussels exchange in Belgium. Prior to November 28, 2003, our ADSs were listed on NASDAQ Europe in Belgium. The volume of ADSs traded on Euronext (and previously, on NASDAQ Europe) has been negligible.

As of September 1, 2005, there were 41 holders of record of our ADSs.

Dividends

It has been our policy to retain profits for the future development of the business and accordingly no dividends have been paid since our initial public offering in November 1999, and none is proposed. We intend to keep this policy under review and will consider whether it is appropriate to pay dividends in the future.

Securities authorized for issuance under equity compensation plans

Information regarding the Company’s equity compensation plans is incorporated by reference from Item 12 in Part III of this Annual Report on Form 10-K.

Purchase of equity securities by the issuer and affiliated purchaser

Neither we, nor any purchaser affiliated with us, purchased any of our ADSs during the fourth quarter of the fiscal year ended June 30, 2005.

ITEM 6.	SELECTED FINANCIAL DATA

These selected consolidated financial data have been derived from our audited consolidated financial statements and should be read in conjunction with Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8: “Financial Statements and Supplementary Data” and the other financial information included elsewhere in this Annual Report.

Statement of operations data

	For the years ended June 30,

(in thousands, except per share amounts)	2005	2004	2003	2002	2001

Revenue	$556,330	$356,663	$407,350	$338,922	$300,716
Cost of goods and services sold	(218,938)	(84,387)	(171,825)	(113,748)	(102,918)

Gross margin	337,392	272,276	235,525	225,174	197,798
Operating expenses	(245,201)	(223,851)	(158,957)	(167,204)	(155,412)

Operating income	92,191	48,425	76,568	57,970	42,386
Other income	9,160	6,848	3,397	3,660	3,061
Income tax expense	(27,353)	(19,061)	(23,884)	(20,262)	(18,322)
Minority interests in subsidiaries, net of tax	─	843	162	─	─

Net income	$73,998	$37,055	$56,243	$41,368	$27,125

Basic net income per share	$1.35	$0.69	$1.04	$0.78	$0.51
Diluted net income per share	$1.29	$0.67	$1.04	$0.76	$0.49

(1)	The results of the MediaHighway business have been consolidated from the date of acquisition on December 16, 2003.
(2)	The results of the Visionik business have been consolidated from the date of acquisition on May 31, 2002.
(3)	Operating expenses for the year ended June 30, 2004 include a goodwill impairment charge of $11.4 million.
(4)
Operating expenses for the years ended June 30, 2002 and 2001 include amortization of goodwill of $5.8 million and $4.3 million, respectively, prior to the adoption by the Company on July 1, 2002 of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.”

Balance sheet data

	As of June 30,

(in thousands)	2005		2004		2003		2002		2001

Cash		$339,791		$228,620		$202,185		$150,846	$92,158
Other current assets		159,877		164,791		72,538		129,495	102,547
Non-current assets		172,230		183,748		112,796		113,596	101,760

Total assets		$671,898		$577,159		$387,519		$393,937	$296,465

Current loans	$	─	$	─	$	─	$	─	$20,315
Other current liabilities		129,245		176,138		96,452		145,315	104,711
Non-current loans		─		─		609		─	─
Other non-current liabilities		115,900		67,677		26,030		55,937	36,046
Minority interests		─		─		97		─	─
Shareholders’ equity		426,753		333,344		264,331		192,685	135,393

Total liabilities and shareholders’ equity		$671,898		$577,159		$387,519		$393,937	$296,465

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Exchange Act, and Section 27A of the Securities Act of 1933, as amended. The words “expect,”“estimate,”“anticipate,”“predict,”“believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of the Company, its Directors or its Executive Officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations. Readers of this document are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Those risks and uncertainties are discussed under the heading “Risk Factors” in Item 1 of this Annual Report on Form 10-K, as well as the information set forth below. The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Fiscal-year highlights

Our fiscal 2005 revenue was $556.3 million, a 56% increase over fiscal 2004 revenue. Revenue growth was driven by the large numbers of smart cards shipped to our customers, the growth in the number of our customers’ subscribers using our conditional access technology and increasing numbers of set-top boxes containing our middleware and program guides.

Our fiscal 2005 consolidated operating income was $92.2 million, a 90% increase over fiscal 2004 consolidated operating income. Net income for fiscal 2005 was $74.0 million, almost double the $37.1 million fiscal 2004 net income. This was due to the growth in the business, increased employee numbers and the full-year impact of the MediaHighway acquisition. Additionally, general and administrative costs include the effect of a release of an accrual for property costs of approximately $5.5 million in fiscal 2005 that substantially reversed an equivalent charge in fiscal 2004. Fiscal 2004 net income was adversely affected by a goodwill impairment charge of $11.4 million.

Significant developments

Effective November 12, 2004, News Corporation changed its corporate domicile from Australia to the United States and as a result, we no longer qualify as a foreign private issuer under U.S. securities laws. We have also changed our reporting currency from pounds sterling to U.S. dollars. Accordingly, the financial information presented in the Annual Report on Form 10-K is stated in U.S. dollars, and has been prepared in accordance with US GAAP. Prior to November 12, 2004, we published financial information in accordance with United Kingdom generally accepted accounting practice in pounds sterling.

Introduction

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help provide an understanding of our financial condition, changes in financial condition and results of operations. MD&A is organized as follows:

•
Overview of our Business - This section provides a general description of our businesses, as well as recent developments that have occurred either during fiscal 2005 or early in fiscal 2006 that we believe are important in understanding the results of operations and financial condition or to disclose known future trends.

•
Results of Operations - This section provides an analysis of our results of operations for the three fiscal years ended June 30, 2005. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•
Liquidity and Capital Resources - This section provides an analysis of our cash flows for the two fiscal years ended June 30, 2005. It includes a discussion of the financial capacity available to fund our future commitments and obligations, as well as a discussion of other financing arrangements.

•
Critical Accounting Policies - This section discusses accounting policies that we consider important to our financial condition and results of operations, and which require significant judgment and estimates on the part of management in their application. In addition, Note 3 to the accompanying audited consolidated financial statements summarizes our significant accounting policies.

Overview of our Business

We supply open end-to-end digital technology and services to digital pay-television platform operators and content providers. Our technologies include conditional access and microprocessor security, broadcast stream management, set-top box middleware, EPGs, PVR technologies and interactive applications. Our software systems, consultancy and systems integration services are focused on providing platform operators and content providers with technology to help them profit from the secure distribution of digital information and entertainment to consumer devices which incorporate various technologies supplied by us.

Our customers consist of a limited number of large digital pay-television platform operators who are introducing, marketing and promoting products and services that utilize our technology. We currently derive, and we expect to continue to derive, a significant portion of our revenues from a limited number of large customers. Our three largest customers are DIRECTV in the United States, BSkyB in the United Kingdom and Sky Italia in Italy. Together, these three customers contributed, directly and indirectly, 62% of our fiscal 2005 revenues. We expect that a limited number of customers will continue to contribute a significant portion of our revenues. If a large customer purchases significantly less of our products or services, defers or cancels orders, or terminates its relationship with us, our revenues could decline significantly and as a result, our business, operating results and financial condition could be materially adversely affected.

We compete primarily with technologies such as NagraVision (developed by Kudelski SA), DigiCypher (developed by Motorola, Inc.), Power Key (developed by Scientific-Atlanta, Inc.), and OpenTV (developed by OpenTV Corp.) both to attract new customers and to retain our existing customers. In addition, some of the companies that currently operate in the software business, but which have not historically been active competitors of ours may, in the future, through acquisitions or the development of their own resources, seek to enter and obtain significant market share in our current or planned business areas.

Inflation has not had a significant impact on our results of operations. The business in which we operate is subject to strong competition in which price is one factor. Additionally, our customers expect our prices to reflect the volume of business and as that volume grows we may be required to reduce our prices.

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

Unauthorized viewing and use of content may be accomplished by counterfeiting our technology or otherwise circumventing its security features. Any significant increase in the incidence of signal theft could require the replacement of a platform operator’s smart cards sooner than otherwise planned. In those cases where we have accepted specific responsibilities for maintaining the security of a platform operator’s conditional access system, significant costs could be imposed on us if a security breach requires an accelerated replacement of smart cards.

Revenues can vary from period to period as our revenues reflect a small number of relatively large orders for our technology and services. These generally have long sales and order cycles, and delivery and acceptance of our products and services fluctuate over the course of these cycles.

We consider that we operate as a single segment and our business is managed as such. There are no separate divisions or profit centers. We assess the financial performance of our business by reviewing specific revenue streams and cost categories as described below.

Conditional access revenues

Conditional access revenues consist of sales of smart cards and the receipt of security fees. Conditional access revenues from a particular platform operator are generally related to the number of subscribers to that platform and / or the quantity of smart cards authorized to decrypt content broadcast by that platform. Contracts with customers typically provide for the long-term supply of smart cards and the provision of conditional access services to preserve the security of the platform. From time to time we replace a population of smart cards for a particular broadcast platform. Where we have obligations to supply smart cards in the future as part of our support and maintenance obligations (“card changeover”), we are required to make estimates about the timing of supply of such changeover cards and to defer an appropriate amount of revenue from the security fees received from our platform operator customers and recognize an appropriate amount of revenue when such cards are supplied. These estimates include assessments of the likely timing of the card changeover, the quantity of smart cards to be supplied, the cost and fair value of those smart cards and the future receipt of security fees. The judgments made in determining the value of our liabilities to customers can significantly impact our reported operating income. The effect of changes in such estimates is recorded prospectively. The timing of card changeovers affects revenues from period to period as it significantly affects the volume of cards supplied in any period. We supplied approximately 1 million changeover cards in fiscal 2005. There were no card changeovers in fiscal 2004.

Integration, development and support revenues

Integration, development and support revenues consist of activities such as software development and adaptation, design, implementation and project management for broadcast systems, and ongoing support and maintenance of software and broadcast systems. Integration, development and support fees depend on the amount of time required to manage the integration, customize or develop the software and also on the level of support and assistance required by the customer. These fees are generally recognized over the contract period and the contracts may contain customer acceptance and other terms which may affect the timing of revenue recognition.

License fees and royalty revenues

We derive license fees and royalties from licensing technology to broadcasters and platform operators for use in their head-end and manufacturers for use in set-top boxes. License fees and royalties are charged for different elements of our software, such as our VideoGuard conditional access, EPG and middleware (including, from December 2003, the MediaHighway middleware elements). License revenues are dependent upon our ability to obtain new customers and upon the ongoing needs of existing customers to expand their services or upgrade their systems to more sophisticated technology. Royalties are generally a function of the quantity of set-top boxes manufactured, which in turn is dependent upon the ability of the platform operator or service provider to generate new subscribers.

New technologies revenues

We have developed, and are marketing, new technologies which offer the platform operator or content provider the opportunity to increase the revenue per subscriber through enhancing the viewing experience and delivering more than just video. Examples include games and gaming, interactive applications, PVR technologies, OpenBet, and Synamedia (technology to manage and control the secure distribution of digital content via broadband networks). Revenues under this category are in the form of development fees, license fees or royalties per subscriber or user. These are typically earned on the successful deployment and acceptance of technology by end users or on the manufacture or deployment of the set-top box or device containing the technology. In some instances, an ongoing fee is payable for support and maintenance which is dependent upon the number of subscribers having access to, or making use of, the enhanced functionality. We have entered into several revenue-share arrangements whereby we receive a share of the incremental revenues earned by the operator from an application supplied by us.

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

Personnel and facilities’ costs are allocated to four categories: operations, sales and marketing, research and development, and general and administration.

Operations costs include the costs of personnel and related costs associated with customer support and integration activities and the costs of operating our two smart card processing plants, including the depreciation of our smart card processing equipment.

Sales and marketing costs mainly consist of personnel and related costs of our sales and marketing staff in the United Kingdom, Europe and the Middle East, the United States and the Asia-Pacific region. Marketing costs also include advertising, exhibitions, marketing communications and demonstration activities.

Research and development costs consist mainly of personnel and related costs attributable to employees in Israel, the United Kingdom, France, Denmark, China and India who are developing our technology and adapting it for specific customer requirements. These costs also include consumables and the depreciation of equipment used in development and test activities and the benefit of grants which we have received from the government of the State of Israel.

General and administration costs consist primarily of personnel, facilities, infrastructure, legal and administration costs.

Results of Operations ─ Fiscal 2005 versus Fiscal 2004

The results of fiscal 2005 in comparison with fiscal 2004 are significantly affected by business conducted with DIRECTV. Until August 13, 2003, we provided conditional access services, including the supply of smart cards to DIRECTV in the United States. The contract came to an end on August 13, 2003 and subsequently we received payments under post-termination support arrangements. Additionally, we realized revenue in fiscal 2004 from DIRECTV for the use of NDS technology contained within smart cards which DIRECTV had procured from a third party. In March 2004, we signed a new six-year contract to supply DIRECTV with conditional access services, which was effective from March 1, 2004. Under the new contract, we receive monthly fees for the provision of conditional access services, which includes NDS taking on the obligation to provide periodic replacement smart cards in the future as an integral part of our security maintenance activities. In June 2004, we also re-commenced the supply of new smart cards to DIRECTV.

Comparisons are also affected by the full-year impact of the MediaHighway acquisition.

Revenue

Revenue for the periods under review was as follows:

	For the years ended June 30,
(in thousands)	2005	2004	Change	% Change
Conditional access	$339,414	$178,286	$161,128	90%
Integration, development & support	52,636	55,601	(2,965)	(5%)
License fees & royalties	71,443	51,673	19,770	38%
New technologies	85,945	64,942	21,003	32%
Other	6,892	6,161	731	12%
Total revenue	$556,330	$356,663	$199,667	56%

The increase in conditional access revenues is due to a combination of an increase in the number of smart cards supplied and growth in the number of authorized smart cards in use.

During fiscal 2005, we supplied 30.8 million smart cards compared to 8.0 million smart cards in fiscal 2004. The increase in smart card sales in fiscal 2005 compared to fiscal 2004 was principally due to demand from DIRECTV, to whom we sold virtually no smart cards in fiscal 2004. The increase was also due to higher volumes purchased by Sky Italia, which completed the migration of all their subscribers to NDS technology during fiscal 2005, and higher demand from our Latin America customers. Additionally, one of our customers undertook the changeover of approximately 1 million smart cards during fiscal 2005. There were no smart card changeovers in fiscal 2004.

The number of authorized cards in use by our broadcast platform customers has grown from 44.0 million at June 2004 to 56.7 million at June 2005, an increase of 29%. The growth in authorized cards in use reflects the higher demand for smart cards noted above. The volume of cards supplied exceeded the increase in authorized smart cards in use due to a mixture of churn (the replacement of a terminated subscriber by a new subscriber, resulting in no net increase in the total subscriber base) and by the build-up of inventory by platform operators. Fiscal 2004 included only four months of conditional access service fee income from DIRECTV, because the new contract became effective from March 1, 2004. Fiscal 2004 included conditional access revenues from a third party that used NDS technology within their smart cards, with no comparable amounts in the current fiscal year.

Revenues from integration, development and support have decreased by 5% in fiscal 2005 compared to fiscal 2004. The full-year impact of the MediaHighway acquisition and revenue from work related to Sky Italia’s migration of its entire platform to our technology were lower than revenues in the corresponding period from FOXTEL and from our previous contract with DIRECTV.

Revenues from license fees and royalties increased by 38% in fiscal 2005 compared to fiscal 2004. In fiscal 2005, conditional access royalties were higher from Sky Italia and from other customers which experienced subscriber growth. The prior fiscal year included conditional access royalties reflecting high volumes of set-top boxes manufactured for DIRECTV which was terminated as part of our new agreement with DIRECTV. During fiscal 2005 we also received royalties from the download of our set-top box software as part of the Sky Italia migration of its entire platform to our technology and the results also reflect the full-year contribution from customers acquired with the MediaHighway middleware business. As of June 2005, we estimate that a cumulative number of 20.4 million set-top boxes containing NDS middleware had been shipped, an increase of 2.0 million since June 2004. During fiscal 2005, we worked on the development of middleware for DIRECTV. The download of our middleware to DIRECTV set-top boxes started successfully during the latter part of the fourth quarter of fiscal 2005. However, our revenue recognition criteria were not met as of June 30, 2005. We expect to recognize revenue from this during fiscal 2006 and beyond.

The increase in revenues from new technologies is due to higher development and royalty income related to the deployment of our advanced PVR technologies by several of our customers. In addition, revenue from interactive infrastructure, gaming applications and our IPTV technologies has increased due to the higher number of subscribers using our technology, the implementation of our technology on new platforms and initial revenues from new Synamedia contracts. We have recognized initial revenue from the supply of various interactive infrastructure components to DIRECTV.

The comparison of reported revenues has been affected by the relative weakness of the U.S. dollar against the pound sterling and its relative strength against the euro in fiscal 2005 compared to fiscal 2004. Approximately 28% of our revenues were denominated in pounds sterling and a further 18% were denominated in euros. We estimate that the effect of exchange rate movements increased the reported value of our pound sterling-denominated revenues by approximately 7.5%, whereas our euro-denominated revenues were adversely affected by just under 7%. We estimate that the overall impact was to increase reported revenues in fiscal 2005 by approximately $4 million in comparison to fiscal 2004. The U.S. dollar has strengthened in the first two months of fiscal 2006. If this trend continues, there will be an adverse effect on our reported revenues for fiscal 2006.

Cost of goods and services sold and gross margin

Cost of goods and services sold and gross margin for the periods under review were as follows:

	For the years ended June 30,
(in thousands)	2005	2004	Change	% Change
Smart card costs	$131,466	$26,708	$104,758	392%
Operations & support	72,254	47,708	24,546	51%
Royalties	13,198	7,160	6,038	84%
Other	2,020	2,811	(791)	(28%)
Total cost of goods and services sold	$218,938	$84,387	$134,551	59%

Gross margin	$337,392	$272,276	$65,116	24%
Gross margin as a percentage of revenues	60.6%	76.3%	(15.7%)	**

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

The increase in smart card costs in fiscal 2005 was due to the volume increases noted above. Also, the unit cost of smart cards sold to DIRECTV was higher than those supplied to other customers due to specifications required by DIRECTV. Operations and support costs increased in fiscal 2005 due to the greater number of employees working on customer delivery and support activities and on smart card processing. Royalty costs are a function of particular revenue items and the increase in royalty expense was due to higher revenues and changes in the mix of revenues.

These factors have resulted in a decline in gross margins as a percentage of revenues in fiscal 2005 compared to fiscal 2004. Additionally, fiscal 2004 included conditional access revenues received from a third party that used NDS technology contained within its smart cards and set-top box royalties from DIRECTV, with no comparable amounts in fiscal 2005. No costs (apart from royalty expenses) were incurred in relation to these revenue items and hence gross margin as a percentage of revenues in fiscal 2004 was unusually high.

Operating expenses

Operating expenses for the periods under review may be analyzed as follows:

	For the years ended June 30,
(in thousands)	2005	2004	Change	% Change
Sales & marketing	$25,820	$25,145	$675	3%
Research & development	166,504	146,190	20,314	14%
General & administration	43,352	34,140	9,212	27%
Amortization of intangibles	12,349	8,177	4,172	51%
Impairment charge	─	11,391	(11,391)	**
Foreign exchange (gains) losses	(2,824)	(1,192)	(1,632)	**
Total operating expenses	$245,201	$223,851	$21,350	10%

**: Not meaningful.

Our main operating costs are employee costs, facilities costs, depreciation and travel costs. We had approximately 2,508 employees (including contractors) at June 2005 as compared to 2,004 at June 2004. Towards the end of calendar 2003, we commenced a program of hiring additional staff to increase our capabilities in set-top box middleware, to provide our customers with sufficient resources to develop new technologies and to improve our customer delivery and support. In December 2003, we added approximately 300 employees as part of the MediaHighway acquisition and we have continued to recruit across all areas of our business.

Our research and development costs rose by 14% in fiscal 2005 primarily due to additional headcount. We expanded our research and development facilities in Israel, the United Kingdom, India and Korea. In November 2004, we occupied new premises in Jerusalem, Israel which increased research and development expenses. The costs of this relocation were approximately $1.2 million. The full year effect of the MediaHighway acquisition also contributed to the increase in costs. This increase has been partially offset as we have transferred some experienced staff from research and development to groups working on customer delivery, support and smart card processing. These transfers are the primary reason for the increase in the operations and support cost line as noted above.

Sales and marketing costs have increased by 3% in fiscal 2005 due to attendance at an additional major trade show.

General and administration costs increased by 27% in fiscal 2005. The increase was due primarily to higher employee bonuses, stock option charges, increased professional fees and the full year effect of the MediaHighway acquisition. In order to accommodate headcount growth, during fiscal 2005, management committed to reoccupy a building that we had previously abandoned. As a result of management’s commitment to re-occupy these premises, we reversed a charge of approximately $5.5 million. A charge in respect of this item of approximately $5.8 million had been accrued in fiscal 2004.

Operating costs are mainly denominated in the currency of the economic environment in which they are incurred and as such we incur operating costs in a variety of currencies. Additionally, a substantial proportion of our smart card costs are currently denominated in euros. During fiscal 2005 there have been marked fluctuations in foreign exchange rates. We estimate that the weaker U.S. dollar has increased our total operating costs by approximately $1.4 million in comparison to fiscal 2004. The U.S. dollar has strengthened in the first two months of fiscal 2006. If this trend continues, there will be a favorable effect on our reported operating expenses for fiscal 2006.

The increase in amortization expense for fiscal 2005 compared to fiscal 2004 is due to the amortization of the fair value of intellectual property rights acquired as part of the MediaHighway acquisition. During fiscal 2004, we recorded an impairment charge of $11.4 million, being the cost of goodwill acquired as part of the MediaHighway acquisition.

Operating income and other items

As a result of the factors outlined above, operating income was $92.2 million for fiscal 2005 compared to $48.4 million for fiscal 2004.

Interest

Interest income earned on cash deposits was $9.7 million for fiscal 2005 and $7.3 million for fiscal 2004. The increase was due to higher average cash balances and slightly higher interest rates.

Tax

Our effective tax rate for fiscal 2005 was 27.0%, compared to 34.5% in fiscal 2004. This was primarily due to the disallowance in fiscal 2004 of the goodwill impairment charge, which increased the effective tax rate by 6.1%. Other decreases were due to lower effective tax rates in our non-U.K. operations, and higher effective tax relief on stock option expenses.

Net income

As a consequence of all these factors, net income for fiscal 2005 was $74.0 million, or $1.35 per share ($1.29 on a diluted basis), compared to $37.1 million, or $0.69 per share ($0.67 on a diluted basis), for fiscal 2004.

Results of Operations ─ Fiscal 2004 versus Fiscal 2003

The results of fiscal 2004 and the comparison with fiscal 2003 are significantly affected by business conducted with DIRECTV. Until August 13, 2003, we provided conditional access services, including the supply of smart cards to DIRECTV in the United States. The contract came to an end on August 13, 2003 and subsequently we received payments under post-termination support arrangements. Additionally, we received payments from DIRECTV for the use of NDS technology contained within smart cards which DIRECTV had procured from a third party. In March 2004, we signed a new six-year contract to supply conditional access services to DIRECTV, which was effective from March 1, 2004. Under the new contract, we receive monthly fees for the provision of conditional access services, which includes NDS taking on the obligation to provide periodic replacement smart cards in the future as an integral part of the security maintenance activities. In June 2004, we also took on the supply of new smart cards.

Comparisons are also affected by the results of the MediaHighway business which we acquired in December, 2003.

Revenue

Revenue for the periods under review was as follows:

	For the years ended June 30,
(in thousands)	2004	2003	Change	% Change
Conditional access	$178,286	$260,709	$(82,423)	(32%)
Integration, development & support	55,601	52,716	2,885	5%
License fees & royalties	51,673	35,299	16,374	46%
New technologies	64,942	51,474	13,468	26%
Other	6,161	7,152	(991)	(14%)
Total revenue	$356,663	$407,350	$(50,687)	(12%)

The decline in conditional access revenues in fiscal 2004 was due to the business conducted with DIRECTV. In fiscal 2003, we shipped substantial volumes of smart cards to DIRECTV for their card changeover. These shipments ceased in May 2003 and resumed, following completion of transitional arrangements in the new contract, in June 2004. Conditional access services income from DIRECTV, based on the number of authorized smart cards and subscribers, ceased on expiration of the previous contract in August 2003 and resumed, at a higher level, in March 2004 upon the execution of the new contract. We shipped a total of 8.0 million smart cards during fiscal 2004 across all our customers, compared to 19.3 million in fiscal 2003. Subscriber growth occurred across most platforms. As of June 2004, 44.0 million authorized smart cards containing NDS technology were in use, a rise of 9.6 million or 28% over fiscal 2003. In addition to growth at DIRECTV, there were also substantial shipments of smart cards to, and growth in subscribers at, Sky Italia (which commenced the process of switching all its subscribers to our technology), Viasat in Scandinavia, where our conditional access replaced an incumbent supplier) and FOXTEL in Australia (which launched a full digital service in March 2004).

Integration, development and support revenues rose by 5% from fiscal 2003 to fiscal 2004. Major project deliveries in fiscal 2004 included FOXTEL, Sky Italia, Viasat, and Galaxy in Hong Kong. Additional system enhancements were provided to BSkyB in the United Kingdom, Cablevision in the United States, Sky Life in Korea and our customers in Latin America and Israel.

License fee and royalty income increased by 46%. There has been a decline in license fee income (i.e., fees paid on delivery of a system), reflecting an evolution in our business model whereby a greater proportion of our revenues has become dependent on subscriber growth, and the nature of systems delivered in fiscal 2004. Royalty income (i.e. fees paid on deployment of set-top boxes) increased due to higher production volumes of set-top boxes reported by manufacturers across many platforms, reflecting the growth in subscribers. This revenue stream includes, from December 2003, royalties from set-top box manufacturers in respect of MediaHighway middleware, arising principally from the Canal+ platform family.

Revenues from new technologies increased by 26% in fiscal 2004. The increase reflects an increase in the number of deployed set-top boxes that include our MediaHighway advanced middleware and our PVR technology.

Cost of goods and services sold and gross margin

Cost of goods and services sold and gross margin for the periods under review were as follows:

	For the years ended June 30,
(in thousands)	2004	2003	Change	% Change
Smart card costs	$26,708	$122,596	$(95,888)	(78%)
Operations & support	47,708	33,526	14,182	42%
Royalties	7,160	7,144	16	─
Other	2,811	8,559	(5,748)	(67%)
Total cost of goods and services sold	$84,387	$171,825	$(87,438)	(51%)

Gross margin	$272,276	$235,525	$36,751	(16%)
Gross margin as a percentage of revenues	76.3%	57.8%	18.5%	**

**: Not meaningful.

As with revenues, comparative margins are materially affected by the DIRECTV contracts. In fiscal 2003, smart card sales to DIRECTV were very high and at a discounted price reflecting the size of the order which lowered the margin during fiscal 2003 as a whole. Margins in fiscal 2004 were boosted by compensatory conditional access payments from DIRECTV which had no associated material cost of sales. Fiscal 2003 was also adversely affected by a bad debt expense, part of which was reversed in fiscal 2004 on the partial payment of debts previously written off, due to two customers emerging from bankruptcy protection.

Operating expenses

Operating expenses for the periods under review may be analyzed as follows:

	For the years ended June 30,
(in thousands)	2004	2003	Change	% change
Sales & marketing	$25,145	$22,537	2,608	12%
Research & development	146,190	99,764	46,426	46%
General & administration	34,140	34,913	(773)	(2%)
Amortization of intangibles	8,177	3,000	5,177	**
Impairment charge	11,391	─	11,391	**
Foreign exchange gains	(1,192)	(1,257)	65	**
Total operating expenses	$223,851	$158,957	$64,894	41%

**: Not meaningful.

We made a decision to increase the resources and capacity of our business in fiscal 2004, as we believed that this would be fundamental to the positioning of the Company to take advantage of renewed economic growth and the plans of our major customers to further develop their businesses. As a result, headcount rose substantially. At June 2004 we had 2,004 employees (including contractors), compared to 1,470 at June 2003. We recruited 245 new employees during fiscal 2004 and the MediaHighway acquisition added a further 300 employees, resulting in increased operating expenses. This was especially marked in research and development, where costs rose by 46% primarily due to the inclusion of the MediaHighway operations.
The increase in sales and marketing costs is mostly due to the strength of the pound sterling. General and administrative expenses declined overall because a charge in respect of abandoned leased premises was offset by a reduction in costs incurred in connection with litigation.

The increase in amortization expense for fiscal 2004 compared to fiscal 2003 was due to the amortization of the fair value of intellectual property rights acquired as part of the MediaHighway acquisition. Following the acquisition, we obtained an independent valuation of the separable intangible assets acquired. We also examined in detail the plans and projections of the acquired business and the way in which it had been integrated quickly into the rest of the NDS organization. As a result of this assessment, we concluded that the value attributed to the intellectual property rights of the MediaHighway business of $60.8 million was supported by our business plans and cash flow projections. However, the projections of the incremental future cash flows attributable to the acquired business did not support the value of goodwill acquired. Accordingly, we recorded an impairment charge of $11.4 million to write the value of goodwill down to nil.

Operating income and other items

As a result of the factors outlined above, operating income was $48.4 million for fiscal 2004 compared to $76.6 million for fiscal 2003.

Interest

Interest income earned on cash deposits was $7.3 million for fiscal 2004 compared to $4.6 million for fiscal 2003. The increase was due to higher average cash balances and slightly higher interest rates.

Tax

Our effective tax rate increased from 29.9% in fiscal 2003 to 34.5% in fiscal 2004. This was due to the goodwill impairment charge, for which limited tax relief was available, other losses for which no relief was available, offset in part by the release of a deferred tax valuation reserve against operating losses, following the completion of a tax audit.

Net income

As a consequence of all these factors, net income for fiscal 2004 was $37.1 million, or $0.69 per share ($0.67 on a diluted basis), compared to $56.2 million, or $1.04 per share ($1.04 on a diluted basis), for fiscal 2003.

Liquidity and Capital Resources

Current financial condition

Our principal source of liquidity is internally generated funds. We also have access to the worldwide capital markets.

As of June 30, 2005, we had cash and cash equivalents of $339.8 million. Our accumulated cash is being held with the intention of using it for the future development of the business and there are currently no plans to pay any dividends to shareholders. We believe that we have sufficient working capital resources for our present requirements. Our internally generated funds are dependent on the continuing profitability of our business. As of June 30, 2005, and as of the date hereof, we have an unused credit facility to borrow up to £30 million (equivalent to approximately $53 million) from a subsidiary of News Corporation. No amounts were drawn under this facility during fiscal 2005.

The principal uses of cash that affect the Company’s liquidity position include purchases of smart cards, operational expenditures, capital expenditures, acquisitions and income tax payments.

Sources and uses of cash

We had a net inflow of cash of $110.7 million for fiscal 2005 and a net cash inflow of $10.2 million in fiscal 2004.

Net cash provided by operating activities was as follows:

	For the years ended June 30,
(in thousands)	2005	2004
Net cash provided by operating activities	$117,692	$91,659

The increase in net cash provided by operating activities in fiscal 2005 reflects higher receipts from customers, particularly in respect of conditional access income from DIRECTV and income from the MediaHighway business. In particular, we received higher monthly security fees and these include payment towards the future provision of smart cards. In future years, we expect inventory purchases to be higher as we satisfy this obligation to our customers. The increase in receipts in fiscal 2005was offset in part by higher payments to suppliers of smart cards and higher payments of payroll costs and travel expenses as a result of an increase in the number of our employees.

Net cash used in investing activities was as follows:

	For the years ended June 30,
(in thousands)	2005	2004
Capital expenditure	$(20,545)	$(17,206))
Proceeds from sale of investments	264	─
Business acquisitions, net of cash acquired	(17)	(65,644)
Other	─	(870)
Net cash used in investing activities	$(20,298)	$(83,720)

Cash used in investing activities during fiscal 2005 was lower than fiscal 2004 due to the purchase of the MediaHighway middleware business in December 2003 for the equivalent of $65.0 million (net of cash acquired). The increase in capital expenditure payments related to higher purchases of technical development and test equipment used by our software development engineers and customer support employees and our new facility in Israel. We expect future payments of capital expenditure to be higher due to expansion of our facilities in India, the United Kingdom and the United States.

Net cash generated by financing activities was as follows:

	For the years ended June 30,
(in thousands)	2005	2004
Issuance of ordinary shares	$13,294	$2,212
Other	─	40
Net cash generated by financing activities	$13,294	$2,252

The increase in cash received from the issuance of ordinary shares was due to higher numbers of stock options exercised by employees during fiscal 2005 than in fiscal 2004.

We have evaluated, and expect to continue to evaluate, possible acquisitions and dispositions of certain businesses. Such transactions may be material and may involve cash, our securities or the assumption of indebtedness.

Off-balance sheet arrangements

We have no off-balance sheet arrangements (as defined in Item 303 of Regulation S-K).

Tabular disclosure of contractual obligations

We have commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes our material firm commitments as of June 30, 2005.

	As of June 30, 2005
	Payments Due by Period
			Less than					After
(in thousands)	Total		1 year	2-3 years		4-5 years		5 years

Long-term debt obligations	$	─	$ ─	$	─	$	─	$ ─
Capital lease obligations		─	─		─		─	─
Operating lease obligations (1)		146,299	17,028		32,395		30,390	66,486
Smart card purchase obligations		33,859	33,859		─		─	─
Capital expenditure purchase obligations		4,013	4,013		─		─	─
Other long-term obligations reflected on the balance sheet (2)		115,900	─		61,985		25,368	28,547
		$300,071	$54,900		$94,380		$55,758	$95,033

(1)
We have accrued costs in respect of leased premises identified as surplus to requirements included in the above total of $1.1 million as of June 30, 2005 (see Note 10 to our audited consolidated financial statements). Included in total operating lease obligations is an amount of $3.2 million, which is not expected to be incurred because we intend to exercise a put option to revert part of one leased property to a former tenant.

(2)	Comprising deferred income of $87.4 million, severance pay liabilities of $24.1 million and pension liabilities of $4.4 million.

In certain countries in which we have operations, we are required to make severance payments to dismissed employees and employees leaving employment in certain other circumstances, on the basis of the latest monthly salary for each year of service. This liability is provided for by payments of premiums to insurance companies under approved plans. The obligation in the consolidated balance sheet is $24.1 million. The value of insurance policies which substantially fund this obligation is $20.4 million and is included within the consolidated balance sheet as other non-current assets.

In the normal course of business, we provide indemnification agreements of varying scopes, including limited product warranties and indemnification of customers against claims of intellectual property infringement made by third parties arising from the use of our products or services. The nature of these commitments has been considered in determining the revenues and costs recognized in our audited consolidated financial statements. Costs are accrued for known warranty and indemnification issues if a loss is probable and can be reasonably estimated. Historically, costs related to these warranties and indemnification agreements have not been significant, but because potential future costs are highly variable, we are unable to estimate the maximum potential impact of these guarantees on our future results of operations.

The nature of our business is such that we may be subject to claims by third parties alleging infringements of various intellectual property rights. Such claims are vigorously defended. Where a liability arising from these claims is probable, an accrual is made based on management’s best estimate. It is not considered that any resulting liability in excess of amounts recognized in these financial statements would materially affect our financial position.

Critical Accounting Policies

An accounting policy is considered to be critical if it is important to our financial condition and results, and if it requires significant judgment and estimates on the part of management in its application. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our observance of trends in our industry, information provided by or customers and information from other outside sources, as appropriate. Actual results may differ from the judgments under different assumptions or conditions. The development and selection of these critical accounting policies have been determined by our management and the related disclosures have been reviewed with the Audit Committee of the Board of Directors. For a summary of our significant accounting policies, see Note 3 to the accompanying audited consolidated financial statements.

Use of Estimates

The preparation of our consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts that are reported in the audited consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the company may undertake in the future, actual results may differ from the estimates.

a) Goodwill and other intangible assets

We have significant intangible assets, primarily intellectual property rights and goodwill arising in connection with business combinations. We account for business combinations under the purchase method of accounting. The total cost of acquisitions is allocated to the underlying net assets acquired, based on their respective estimated fair market values. Goodwill is recorded as the difference between the cost of acquiring an entity and the estimated fair market values assigned to its tangible and identifiable intangible net assets at the date of acquisition. Determining the fair market value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives, and market multiples. Goodwill is subject to an annual impairment test (or more often if circumstances dictate). Intangible assets are amortized over their expected useful lives and the remaining useful life is re-assessed from time to time. If we identify an impairment in value of goodwill or other intangible assets, we record an impairment charge in the period in which it is identified. The judgments made in determining the estimated fair market value assigned to each class of intangible assets acquired, as well as their useful lives and any potential impairment, can significantly impact our reported operating income.

b) Revenue recognition and liabilities to customers

Revenue may only be recognized if persuasive evidence of an arrangement exists, the fees are fixed or determinable, the product or service has been delivered and collectability is assured. Judgment is required in assessing whether these criteria have been met. The technologies and services we supply to our customers are technically complicated and are frequently covered by long-term contracts. In assessing the amounts of revenue recognized in any period, we must make estimates about such matters as the future costs we will incur to complete our contractual obligations and, if these costs exceed estimated future revenues, make a provision for the estimated loss. We are also required to determine if an arrangement contains multiple deliverables and, if so, we must make assessments about the appropriate unit of accounting and the fair value of any undelivered elements.

Where we have obligations to supply smart cards in the future as part of our support and maintenance obligations, we are required to make estimates about the timing of supply of such changeover cards and to defer an appropriate amount of revenue from the security fees received from our platform operator customers and recognize an appropriate amount of revenue when such smart cards are supplied. These estimates include assessments of the likely timing of the card changeover, the quantity of smart cards to be supplied, the costs of those smart cards and the future receipt of security fees. The judgments made in determining the value of our liabilities to customers can significantly impact our reported operating income. The effect of changes in such estimates is recorded prospectively. As of June 30, 2005, revenues deferred under these arrangements amounted to $87.9 million, of which $87.4 million is included within non-current liabilities. During fiscal 2005, our assessment of the likely timing of card changeovers is that several of them will occur later than had been expected. Because a higher amount of security fees will be charged over the life of the current generation of smart cards, the proportion of revenue deferred in fiscal 2005 was lower than in fiscal 2004, but it is not possible to separate the impact on revenues of this change in assumption.

c) Litigation and intellectual property claims

Certain of our customers and other third parties have from time to time made allegations and filed claims against us. The existence of these matters require us to make estimates of the likely outcome of the actions or potential claims and to make a cost accrual for any liabilities where it is probable that we will make a settlement or be subject to an adverse court ruling. The judgments made in assessing the amount, if any, of cost accruals required can significantly impact our reported operating income.

Recent accounting pronouncements

In December 2004, the Financial Accounting Standards Board “FASB” issued Statement of Financial accounting Standard “SFAS” No. 123 (R): “Share-Based Payment.” This standard will require the cost of employee compensation paid with equity instruments to be measured based on grant-date fair values. That cost will be recognized over the vesting period. SFAS No. 123 (R) will become effective for us in the first quarter of fiscal 2006. Note 3l of our audited consolidated financial statements reflects the effect on net income and earnings per share as if we had applied the fair value recognition provisions for stock option-based employee compensation. These pro forma effects may not be representative of future stock option-based compensation expense since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period and additional options may be granted in future years. Additionally, the terms of certain options held by the previous Chief Financial Officer were modified on his departure, and the vesting of certain options was accelerated on June 27, 2005 (as discussed below).

In recognition of his contribution to the Company, the Remuneration Committee of our Board of Directors (“the Remuneration Committee”) modified the terms of certain vested options held by the previous Chief Financial Officer such that the options may be exercised at any time prior to September 20, 2006 rather than lapsing on his departure. The additional charge under APB No. 25 of this modification is $1.3 million, net of tax of $0.6 million. The additional charge under SFAS No. 123 (R) of this modification is $0.1 million, net of tax.

On June 27, 2005, the Remuneration Committee of approved the acceleration of vesting of certain unvested out-of-the-money stock options granted under our stock option plans. The affected options are those with exercise prices greater than $32.50 per ordinary share, which was the closing price of our Series A ordinary shares (as traded in the form of American Depositary Shares on the NASDAQ National Market) on June 21, 2005. As a result of this action, the vesting of approximately 551,000 previously unvested stock options was accelerated and these options are now immediately exercisable. The Remuneration Committee’s action did not accelerate the vesting of any of the unvested stock options held by Directors, the Chief Executive Officer, or the Chief Financial Officer.

The Remuneration Committee’s decision to accelerate the vesting of these stock options was in anticipation of compensation expense to be recorded subsequent to the effective date of SFAS No. 123 (R) on July 1, 2005. The acceleration eliminates approximately $9.6 million ($8.8 million net of tax) from our future consolidated statements of operations, of which $5.1 million ($4.7 million net of tax), $2.7 million ($2.5 million net of tax), $1.4 million ($1.2 million net of tax), and $0.4 million ($0.4 million net of tax) would have been recognized in fiscal years 2006, 2007, 2008 and 2009, respectively, once SFAS No. 123 (R) becomes effective.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The only significant financial market risk to which we are exposed is to changes in foreign exchange rates. We operate in international markets and have operational presence in several countries. Accordingly, our costs and revenues are denominated in a mixture of U.S. dollars, pounds sterling and euros. Historically, we have not entered into free-standing derivative contracts to hedge foreign exchange exposure arising from operating activities. We expect to review this policy from time to time as circumstances change. No derivative instruments were outstanding as of June 30, 2005.

In certain countries in which we have operations, we are required to make severance payments to dismissed employees and employees leaving employment in certain other circumstances, on the basis of the latest monthly salary for each year of service. This liability is provided for by payments of premiums to insurance companies under approved plans. The obligation in the consolidated balance sheet is $24.1 million. The value of insurance policies which substantially fund this obligation is $20.4 million and is included within the consolidated balance sheet as other non-current assets. The bulk of the arrangements relates to our Israeli employees. Because the gross liability reflects the contracts of employment, it is denominated in U.S. dollars, whereas the amount funded by insurance policies is regulated by the Israeli Government and is denominated in Israeli shekels. Accordingly, the difference between the gross liability and the amount funded by insurance policies is subject to fluctuations depending on the relative values of the U.S. dollar and Israeli shekel.

During fiscal 2005, the U.S. dollar was generally weaker against the pound sterling than was the case in fiscal 2004, although the exchange rate on June 30, 2005 was stronger than on June 30, 2004. As a result, we have experienced gains on holding cash of $0.5 million and $16.2 million for the fiscal years ended June 30, 2005 and 2004, respectively.

As of June 30, 2005, approximately 80% of our cash was held in U.S. dollars and 15% in pounds sterling, with most of the rest being in euros. Our policy was to hold cash in pound sterling deposits of up to three month maturity because the pound sterling was our reporting currency. As a consequence of the change in our reporting currency to U.S. dollars, effective during fiscal 2005, and the fact that the majority of our revenues are now denominated in U.S. dollars, we re-evaluated our treasury policy. Since January 2005, our policy has been to hold the bulk of our cash in U.S. dollar deposits of up to three month maturity. During January 2005, we switched most of our pound sterling currency holdings above our foreseeable requirements into U.S. dollars. As a consequence of this, we expect our future interest income to be less as U.S. dollar interest rates are lower than pound sterling interest rates. However, our reported cash balances are expected to be less sensitive to fluctuations in foreign exchange rates. Additionally, we may place cash on deposit for longer than three month terms, which would introduce an exposure to the risks associated with fixed interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to the Audited Consolidated Financial Statements of NDS Group plc

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of NDS Group plc:

We have audited the accompanying consolidated balance sheets of NDS Group plc as of June 30, 2005 and 2004, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of NDS Technologies Israel Limited, a wholly-owned subsidiary, for each of the two years in the period ended June 30, 2004, which statements reflect total assets of $69 million as of June 30, 2004, and total cost of sales of $62 million and $55 million and total operating expenses of $20 million and $17 million for years ended June 30, 2004 and 2003, respectively. Those financial statements, presented in accordance with accounting principles generally accepted in Israel, were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts utilized by the Company’s management (before conversion to accounting principles generally accepted in the United States) so as to include NDS Technologies Israel Limited in the consolidated financial statements of NDS Group plc, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts (including the Company’s conversion of the financial statements of NDS Technologies Israel Limited to accounting principles generally accepted in the United States for each of the two years in the period ended June 30, 2004) and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NDS Group plc at June 30, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of NDS Group plc’s internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated September 8, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
London, England
September 8, 2005

Report of Independent Registered Public Accounting Firm

Auditor’s Report to the Shareholders of NDS Technologies Israel Limited

We have audited the balance sheets of NDS Technologies Israel Limited (“the Company”) as of 30 June 2004 and 2003, and the related statements of income, changes in shareholder’s equity and cash flows for each of the years then ended [not separately included herein]. These financial statements are the responsibility of the Company’s Board of Directors and of its Management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance that the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Board of Directors and by Management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of 30 June 2004 and 2003 and the results of its operations, changes in shareholder’s equity and cash flows for each of the years then ended in conformity with generally accepted accounting principles in Israel.

As explained in Note 1B1, the above mentioned financial statements are stated in U.S. dollar values adjusted for the changes in the US dollar / New Israeli Shekels exchange rate, in accordance with Opinions of the Institute of Certified Public Accountants in Israel.

Somekh Chaikin
Certified Public Accountants (Isr.)

Jerusalem, Israel
25 July 2004

NDS Group plc
Consolidated Statements of Operations
(in thousands, except per-share amounts)

	For the years ended June 30,
	2005	2004	2003

Revenue:
Conditional access	$339,414	$178,286	$260,709
Integration, development & support	52,636	55,601	52,716
License fees & royalties	71,443	51,673	35,299
New technologies	85,945	64,942	51,474
Other	6,892	6,161	7,152

Total revenue (inclusive of $411,857, $202,095 and $155,740 from related parties)	556,330	356,663	407,350

Cost of goods and services sold:
Smart card costs	(131,466)	(26,708)	(122,596)
Operations & support	(72,254)	(47,708)	(33,526)
Royalties (inclusive of $3,682, $576 and $104 to related parties)	(13,198)	(7,160)	(7,144)
Other	(2,020)	(2,811)	(8,559)

Total cost of goods and services sold	(218,938)	(84,387)	(171,825)

Gross margin	337,392	272,276	235,525

Operating expenses:
Sales & marketing	(25,820)	(25,145)	(22,537)
Research & development	(166,504)	(146,190)	(99,764)
General & administration (inclusive of $263, $230 and $206 to related parties)	(43,352)	(34,140)	(34,913)
Amortization of other intangibles	(12,349)	(8,177)	(3,000)
Impairment charge	─	(11,391)	─
Foreign exchange gains	2,824	1,192	1,257

Total operating expenses	(245,201)	(223,851)	(158,957)

Operating income	92,191	48,425	76,568

Other income:
Interest	9,719	7,294	4,579
Equity loss of affiliate	─	─	(349)
Losses on investments	(559)	(446)	(833)

Total other income	9,160	6,848	3,397

Income before income tax expense and
minority interests in subsidiaries, net of tax	101,351	55,273	79,965

Income tax expense	(27,353)	(19,061)	(23,884)
Minority interests in subsidiaries, net of tax		843	162

Net income	$73,998	$37,055	$56,243

Net income per share:
Basic net income per share	$1.35	$0.69	$1.04
Diluted net income per share	$1.29	$0.67	$1.04

The accompanying notes form an integral part of these consolidated financial statements.

NDS Group plc
Consolidated Balance Sheets
(in thousands, except share amounts)

	As of June 30,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$339,791	$228,620
Accounts receivable, net (inclusive of $51,909 and $60,312 due from related parties)	73,588	84,295
Accrued income	25,391	21,845
Inventories	41,508	35,972
Prepaid expenses	15,795	15,843
Other current assets	3,595	6,836

Total current assets	499,668	393,411

Property, plant & equipment, net	33,962	29,472
Goodwill	64,236	66,296
Other intangibles, net	48,537	61,681
Deferred tax assets	5,121	9,153
Other non-current assets	20,374	17,146

Total assets	$671,898	$577,159

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable (inclusive of $3,124 and $3,107 due to related parties)	$18,336	$51,552
Deferred income	47,175	62,579
Accrued payroll costs	25,069	21,554
Accrued expenses	21,097	18,248
Income tax liabilities	4,070	6,812
Other current liabilities	13,498	15,393

Total current liabilities	129,245	176,138

Accrued expenses	28,547	32,392
Deferred income	87,353	35,285

Total liabilities	245,145	243,815

Shareholders’ equity:
Series A ordinary shares, par value $0.01 per share: 48,000,000 shares authorized;
13,318,546 and 12,186,598 shares outstanding as of June 30, 2005 and 2004, respectively	133	122
Series B ordinary shares, par value $0.01 per share: 52,000,000 shares authorized;
42,001,000 shares outstanding as of June 30, 2005 and 2004, respectively	420	420
Deferred shares, par value £1 per share: 42,000,002 shares authorized
and outstanding as of June 30, 2005 and 2004, respectively	64,103	64,103
Additional paid-in capital	498,363	478,599
Accumulated deficit	(180,571)	(254,569)
Other comprehensive income	44,305	44,669

Total shareholders’ equity	426,753	333,344

Total liabilities and shareholders’ equity	$671,898	$577,159

The accompanying notes form an integral part of these consolidated financial statements.

NDS Group plc
Consolidated Statements of Cash Flows
(in thousands)

	For the years ended June 30,
	2005	2004	2003
Operating activities:
Net income	$73,998	$37,055	$56,243

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,405	13,526	11,795
Amortization of other intangibles	12,349	8,177	3,000
Impairment charge	─	11,391	─
Stock option-based compensation	4,327	2,911	899
Other stock-based compensation	─	1,832	3,047
Equity loss of affiliate	─	─	349
Losses on investments	559	446	833
Minority interest in subsidiaries, net of tax	─	(843)	(162)

Change in operating assets and liabilities, net of acquisitions:
Inventories	(5,536)	(22,384)	46,710
Receivables and other assets	6,273	(54,753)	19,016
Accounts payable and other liabilities	10,317	94,301	(88,434)

Net cash provided by operating activities (inclusive of $456,536, $213,649
and $165,733 from related parties)	117,692	91,659	53,296

Investing activities:
Capital expenditure	(20,545)	(17,206)	(9,753)
Proceeds from sale of investments	264	─	3,437
Business acquisitions, net of cash acquired	(17)	(65,644)	(7,703)
Other	─	(870)	─

Net cash used in investing activities	(20,298)	(83,720)	(14,019)

Financing activities:
Issuance of shares	13,294	2,212	─
Other	─	40	835

Net cash provided by financing activities	13,294	2,252	835

Net increase in cash and cash equivalents	110,688	10,191	40,112

Cash and cash equivalents, beginning of period	228,620	202,185	150,846
Exchange movements	483	16,244	11,227

Cash and cash equivalents, end of period	$339,791	$228,620	$202,185

The accompanying notes form an integral part of these consolidated financial statements.

NDS Group plc
Consolidated Statements of Shareholders’ Equity and Other Comprehensive Income
(in thousands, except share amounts)

	For the years ended June 30,
	2005		2004		2003
	Shares	Amount	Shares	Amount	Shares	Amount
Series A ordinary shares of $0.01 par value each:
Balance, beginning of year	12,186,598	$122	11,983,681	$120	11,677,033	$117
Shares issued on exercise of employee stock options	1,131,948	11	202,917	2	─	─
Shares issued as consideration for business acquisition	─	─	─	─	306,648	3

Balance, end of year	13,318,546	133	12,186,598	122	11,983,681	120

Series B ordinary shares of $0.01 par value each:
Balance, beginning and end of year	42,001,000	420	42,001,000	420	42,001,000	420

Deferred shares of £1 par value each:
Balance, beginning and end of year	42,000,002	64,103	42,000,002	64,103	42,000,002	64,103

Additional paid-in capital:
Balance, beginning of year		478,599		473,478		467,703
Shares issued on exercise of employee stock options		13,283		2,210		─
Shares issued as consideration for business acquisition		─		─		4,876
Stock option-based compensation (inclusive of
tax benefit of $2,154, $─ and $─)		6,481		2,911		899

Balance, end of year		498,363		478,599		473,478

Deferred stock-based compensation:
Balance, beginning of year		─		(1,832)		─
Shares issued		─		─		(4,879)
Stock-based compensation (nil tax effect)		─		1,832		3,047

Balance, end of year		─		─		(1,832)

Accumulated deficit:
Balance, beginning of year		(254,569)		(291,624)		(347,867)
Net income		73,998		37,055		56,243

Balance, end of year		(180,571)		(254,569)		(291,624)

Accumulated other comprehensive income:
Balance, beginning of year		44,669		19,666		8,209
Other comprehensive income (loss)		(364)		25,003		11,457

Balance, end of year		44,305		44,669		19,666

Accumulated deficit and accumulated other
comprehensive income, end of year		(136,266)		(209,900)		(271,958)

Total Shareholders’ Equity
Balance, beginning of year		333,344		264,331		192,685

Balance, end of year		$426,753		$333,344		$264,331

The accompanying notes form an integral part of these consolidated financial statements.

Consolidated Statements of Shareholders’ Equity and Other Comprehensive Income (continued)
(in thousands)

	For the years ended June 30,
(in thousands)	2005	2004	2003

Comprehensive income:
Net income	$73,998	$37,055	$56,243

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (nil tax effect)	380	23,599	13,516
Minimum pension liability adjustment, net of tax of $336, ($599) and $571	(744)	1,404	(2,059)

Total other comprehensive income (loss), net of tax	(364)	25,003	11,457

Total comprehensive income	$73,634	$62,058	$67,700

Elements of other comprehensive income:
Foreign currency translation adjustments:
Balance, beginning of year	$47,002	$23,403	$9,887
Fiscal year activity (nil tax effect)	380	23,599	13,516

Balance, end of year	47,382	47,002	23,403

Minimum pension liability adjustment:
Balance, beginning of year	(2,333)	(3,737)	(1,678)
Fiscal year activity, net of tax of $366, ($599) and $571	(744)	1,404	(2,059)

Balance, end of year	(3,077)	(2,333)	(3,737)

Total other comprehensive income:
Total other comprehensive income (loss) for year, net of tax	(364)	25,003	11,457
Total accumulated other comprehensive income, net of tax, beginning of year	44,669	19,666	8,209

Total accumulated other comprehensive income, net of tax, end of year	$44,305	$44,669	$19,666

The accompanying notes form an integral part of these consolidated financial statements.

NDS Group plc

Notes to Consolidated Financial Statements

Note 1. Description of business

NDS Group plc is incorporated in Great Britain and registered in England and Wales. NDS Group plc with its subsidiaries (together, the “Company”), is engaged in the business of supplying digital technology and services, enabling and supporting digital pay-television platform operators and content providers.

There is a common management structure across the Company, which ensures that the various subsidiary entities operate in a coordinated and complementary manner. The business is managed as a single operating unit or segment, being the supply of digital technology and services enabling and supporting digital pay-television platform operators and content providers.

The Company is a majority owned subsidiary of News Corporation and conducts business transactions with a number of affiliates and subsidiaries of News Corporation.

Note 2. Basis of presentation

Effective November 12, 2004, News Corporation changed its corporate domicile from Australia to the United States and as a result, the Company no longer qualifies as a foreign private issuer under U.S. securities laws. The Company has also changed its reporting currency from pounds sterling to U.S. dollars. Accordingly, these consolidated financial statements are stated in U.S. dollars, and have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). Prior to November 12, 2004, the Company published financial information in accordance with UK generally accepted accounting practice (“UK GAAP”) in pounds sterling. Financial information for periods ending, and as of, dates prior to the beginning of fiscal 2005, has been derived from previously audited UK GAAP financial information by adjusting for differences between UK GAAP and US GAAP and then translating that information into U.S. dollars. Unless the text indicates otherwise, all financial information, except share and per share amounts, is stated in thousands of U.S. dollars.

Note 3. Summary of significant accounting policies

The significant accounting policies adopted by the Company are summarized below.

a) Principles of consolidation

The consolidated financial statements include the accounts of all majority-owned and controlled subsidiaries. In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” as revised in December 2003 (“FIN 46R”), and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is consolidated in accordance with FIN 46R.

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

c) Foreign currency

The reporting currency of the Company is the U.S. dollar. The functional currency of each of the entities which comprise the Company is the currency of the primary economic environment in which each entity operates.

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

The results and cash flows of entities whose functional currency is not the U.S. dollar are translated into U.S. dollars at the average rates of exchange during the period and their balance sheets at the rates prevailing at the balance sheet date. Resulting foreign exchange differences are recorded in other comprehensive income.

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

f) Inventories

Inventories are valued at the lower of cost (calculated on a first in, first out basis) and market value. Cost represents purchase price and, in respect of manufactured or processed items, includes an appropriate proportion of production overheads. Market value is based on estimated selling price, less further costs expected to be incurred to completion and disposal. A reserve is established for obsolete, slow-moving or defective items where appropriate

Contract work-in-progress represents the cost of purchased goods and services and the direct labor cost of work undertaken for customer contracts, where such costs can be clearly related to development and integration work for which the associated revenue has not been recognized.

g) Property, plant and equipment

Property, plant and equipment are stated at cost. Depreciation is recorded using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of their useful lives or the life of the lease. Costs associated with the repair and maintenance of property are expensed as incurred. The Company has received grants from the government of the State of Israel towards the cost of certain plant, property and equipment. Such grants are treated as a reduction in the cost of the related asset.

Changes in circumstances, such as technological advances, changes to the Company’s business model or capital strategy, could result in the actual useful lives differing from the Company’s estimates. In those cases where the Company determines that the useful life of buildings and equipment should be shortened, the Company would depreciate the asset over its revised remaining useful life thereby increasing depreciation expense. An impairment test is conducted if circumstances indicate that the carrying value may not be recoverable and any impairment is recorded in the statement of operations in the period in which it is identified.

h) Goodwill and other intangible assets

The Company follows Statement of Financial Accounting Standard (“SFAS”) No. 142: “Goodwill and Other Intangible Assets.” The standard requires that goodwill and indefinite-lived intangible assets should not be amortized. However, goodwill and indefinite-lived intangible assets are tested for impairment at least annually or more frequently if circumstances indicate that the carrying value is impaired. Any impairment is recorded in the statement of operations in the period in which it is identified.

Intellectual property rights purchased by the Company are included at cost as other intangible assets and are amortized on a straight-line basis over their useful economic lives. The useful life of purchased intellectual property rights is considered on a case by case basis. The estimates of the periods over which benefits will accrue to the Company in respect of purchased intellectual property rights have ranged from three to ten years. An impairment test is conducted if circumstances indicate that the carrying value may not be recoverable and any impairment is recorded in the statement of operations in the period in which it is identified.

i) Revenue recognition

The Company follows Staff Accounting Bulletin No. 104: “Revenue Recognition,” Statement of Position (“SOP”) 97-2: “Software Revenue Recognition,” and Emerging Issues Task Force Issue No. 00-21: “Revenue Arrangements with Multiple Deliverables.” Revenue is recognized when persuasive evidence of an arrangement exists, the fees are fixed or determinable, the product or service has been delivered and collectability is assured.

The Company derives revenues from the provision of conditional access, broadcast control, set-top box middleware, personal video recorder software, interactive software, systems and other services to pay-television platform operators and content providers. Conditional access systems enable such customers to manage and control the distribution of content and to protect such content from signal theft. Other software and systems provide platform operators and content providers with additional functionality and enable them to offer additional services. The systems that the Company sells include software that is installed at the platform operators’ facilities, as well as software and smart cards in set-top boxes, digital televisions and personal computers. The Company’s business gives rise to a number of revenue streams for which accounting policies are applied as follows:

Conditional access ─Smart cards

Smart cards are sold to platform operators for distribution to and use by their subscribers. The revenues derived from these sales are recognized upon delivery of the smart cards in accordance with the customers’ instructions. Appropriate provision is made for warranty and similar arrangements agreed with customers.

Conditional access ─Security fees

For some contracts, the Company receives fees from platform operators for the maintenance of security of conditional access systems for a specified duration which is typically between 24 and 48 months. Fees are received over the duration of the agreed service period and are related to the number of subscribers or authorized smart cards of the relevant broadcast platform. These revenues are recognized over the term of the security contract in the period in which the security services are performed. In some instances, the maintenance of security requires the replacement of a population of smart cards (“changeover cards”). In such instances, an amount of maintenance income is deferred and recognized when the changeover cards are delivered. The estimate of the amount of revenue to be deferred requires management to make assessments of the timing of the card changeover, the volume of changeover cards to be supplied and a fair unit revenue for those smart cards. To the extent that a card changeover is expected to commence within one year of the balance sheet date, the deferred revenue is classified as a current liability; otherwise it is classified as a non-current liability.

Integration, development and support

Contracts for development, integration and installation work are undertaken for customers on the basis of time and materials or by reference to a defined scope of work and related fixed price terms, or a combination of the two. The duration of such contracts has varied from a few weeks to approximately two years. Revenue for contracts negotiated on a time and materials basis is recognized as costs are incurred. Where there is uncertainty as to the scope of work or the fee payable, revenue is deferred until any uncertainties are resolved. For fixed price contracts involving significant adaptation of software, revenue and profit are recognized according to the proportion of the estimated contract value completed, ascertained by reference to percentage of technical completion, having regard to customer acceptance provisions in the contract. Where a contract has not sufficiently progressed for the outcome to be seen with reasonable certainty, but no loss is expected, then revenue is deferred until any uncertainties are resolved. All losses are recognized as soon as incurred or reasonably foreseen. Total contract revenue and profitability to date are reviewed periodically and the cumulative effects of changes are recognized in the period in which they are identified. Revenue from the supply of hardware and other items procured from third party suppliers, which are an integral part of an overall system, is recognized once customer acceptance is achieved, where this is a critical element of the contractual arrangements with the customer. Support and maintenance income is recognized over the term of the contract.

License fees and royalties

License fee income is recognized when the software is delivered to the customer unless the supply is closely linked to customization, integration and installation work, in which case revenue recognition is deferred until customer acceptance has occurred. Royalty income is typically receivable on the basis of the number of units manufactured or deployed by a licensee. Such income is recognized when it is fixed or determinable.

New technologies

Revenue categorized as arising from new technologies contains elements of conditional access revenue, development, integration and support revenue, and license fees and royalties.

j) Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are established when it is determined that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries to the extent that amounts are expected to be reinvested indefinitely.

k) Comprehensive income

The Company follows SFAS No. 130, “Reporting Comprehensive Income,” for the reporting and display of comprehensive income. Comprehensive income comprises net income, foreign currency translation adjustments and certain pension adjustments.

l) Stock option-based compensation expense

Stock option-based compensation is accounted for by using the intrinsic value-based method in accordance with APB No. 25, “Accounting for Stock Issued to Employees.” The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”

The following table reflects the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions for stock option-based employee compensation. These pro forma effects may not be representative of future stock option-based compensation expense since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period and additional stock options may be granted in future years. Additionally, the terms of certain stock options held by the previous Chief Financial Officer were modified on his departure, and the vesting of certain stock options was accelerated on June 27, 2005 (as discussed below).

	For the years ended June 30,
(in thousands, except per share amounts)	2005	2004	2003

Net income, as reported	$73,998	$37,055	$56,243

Add: Stock option-based compensation cost included in the determination
of net income as reported (net of tax benefits of $1,701, $─ and $─)	2,626	2,911	899

Deduct: Total stock option-based compensation determined under
fair value based method for all awards, net of tax benefits of ($3,059, $─ and $─)	(18,089)	(9,369)	1,231

Pro-forma net income	$58,535	$30,597	$58,373

Net income per share
Basic net income per share, as reported	$1.35	$0.69	$1.04
Diluted net income per share, as reported	$1.29	$0.67	$1.04

Pro-forma basic net income per share	$1.07	$0.57	$1.08
Pro-forma diluted net income per share	$1.02	$0.55	$1.08

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The assumptions used were as follows:

	For the years ended June 30,
(in thousands, except per share amounts)	2005	2004	2003

Risk free interest rate	4.24%	4.38%	3.15%
Dividend yield	─	─	─
Expected volatility	80%	87%	93%
Expected life of options	6.3 years	5.0 years	3.8 years

In December 2004, FASB issued SFAS No. 123 (R), “Share-Based Payment.” This standard will require the cost of employee compensation paid with equity instruments to be measured based on grant-date fair values. That cost will be recognized over the vesting period. SFAS No. 123 (R) will become effective for the Company in the first quarter of fiscal 2006.

In recognition of his contribution to the Company, the Remuneration Committee of the Company’s Board of Directors (“the Remuneration Committee”) modified the terms of certain vested stock options held by the previous Chief Financial Officer such that those stock options may be exercised at any time prior to September 20, 2006 rather than lapsing on his departure. The additional charge under APB No. 25 of this modification, which is included in the consolidated statement of operations, is $1,293, net of tax of $554. The additional charge under SFAS No. 123 (R) of this modification is $144, net of tax of $62.

On June 27, 2005, the Remuneration Committee approved the acceleration of vesting of unvested out-of-the-money stock options granted under the Company’s stock option plans. The affected stock options are those with exercise prices greater than $32.50 per share, which was the closing price of the Company’s Series A ordinary shares (as traded in the form of American Depositary Shares on the NASDAQ National Market) on June 21, 2005. As a result of this action, the vesting of approximately 551,000 previously unvested stock options was accelerated and those stock options are now immediately exercisable. The action did not accelerate the vesting of any of the unvested stock options held by Directors, the Chief Executive Officer or the Chief Financial Officer.

The Remuneration Committee’s decision to accelerate the vesting of these stock options was in anticipation of compensation expense to be recorded subsequent to the effect date of SFAS No. 123 (R) on July 1, 2005. The acceleration eliminates approximately $9.6 million ($8.8 million net of tax) from the Company’s future consolidated statements of operations, of which $5.1 million ($4.7 million net of tax), $2.7 million ($2.5 million net of tax), $1.4 million ($1.2 million net of tax), and $0.4 million ($0.4 million net of tax) would have been recognized in fiscal years 2006, 2007, 2008 and 2009, respectively, once SFAS No. 123 (R) becomes effective.

Note 4. Net income per share

Basic net income per share is calculated as net income divided by the weighted average number of ordinary shares in issue in each period. The interests of ordinary shareholders may be diluted due to the existence of stock options granted to employees. The dilutive effect of potential shares has been calculated using the treasury method and as such, is a function of the average share price in each period. The Series A and Series B ordinary shares have equal rights except in respect of voting and as such have equal weighting in the calculation of net income per share and equal net income per share.

The numerator for the calculations of net income per share is net income. The denominator for the calculations is the weighted average numbers of shares, as follows:

	For the years ended June 30,
	2005	2004	2003

Weighted average number of ordinary shares in issue	54,758,479	54,093,083	53,856,141
Effect of dilutive stock options	2,679,008	1,553,088	214,311

Denominator for dilutive net income per share	57,437,487	55,646,171	54,070,452

Antidilutive options excluded from calculation	55,042	929,121	2,307,284

Note 5. Inventories

	As of June 30,
(in thousands)	2005	2004

Unprocessed smart cards and their components	$41,717	$39,454
Inventory reserves	(3,398)	(4,242)

	38,319	35,212
Contract work-in-progress	3,189	760

Total inventories	$41,508	$35,972

Unprocessed smart cards and their components are considered to be in the state of work-in-progress.

Note 6. Accounts receivable

	As of June 30,
(in thousands)	2005	2004

Gross amount due	$75,015	$87,316
Less valuation reserves	(1,427)	(3,021)

	$73,588	$84,295

Note 7. Property, plant and equipment

	Useful lives	As of June 30,
(in thousands)		2005	2004

Leasehold improvements	3 to 7 years	$14,157	$19,037
Plant and equipment	2 to 5 years	86,864	87,870

		101,021	106,907
Less accumulated depreciation		(67,059)	(77,435)

Total property, plant and equipment, net		$33,962	$29,472

Depreciation related to property, plant and equipment was $15,405, $13,526 and $11,795 for the years ended June 30, 2005, 2004, and 2003, respectively.

Total operating lease expense was $15,267, $13,124 and $8,012 for the years ended June 30, 2005, 2004 and 2003, respectively.

Note 8. Goodwill and other intangible assets

The movement in goodwill during the year ended June 30, 2005 is due to foreign exchange translation.

In December 2003, the Company acquired the MediaHighway middleware business from a subsidiary of Thomson SA and licensed certain related patents from Thomson SA for consideration in cash of the equivalent of $65.0 million (net of cash acquired). The Company commissioned an independent valuation of the separable intangible fixed assets acquired, together with an assessment of their expected useful lives.

The fair value of assets and liabilities acquired was as follows:

Fair Value

Cash	$10,292
Other current assets	8,163
Goodwill	11,391
Other intangibles	60,797
Property, plant and equipment	3,584
Current liabilities	(18,929)
Total consideration	$75,298

As of June 30, 2004, the Company examined in detail the plans and projections of the acquired business and the way in which it had been integrated into the rest of the organization. As a result of this assessment management concluded that the value of $60.8 million attributed to the intellectual property rights and products of the MediaHighway business were supported by the business plans and cash flow projections. These intangible assets are being amortized over their expected useful lives of three to ten years. However, the projections of the incremental future cash flows attributable to the acquired business did not support the value of the goodwill acquired. Accordingly an impairment charge was recorded to write down the acquired goodwill from its cost of $11,391 to nil and this impairment charge was recorded as part of operating expenses in the year ended June 30, 2004.

Other intangible assets comprise intellectual property rights:

	Useful lives	As of June 30,
(in thousands)		2005	2004

Cost	3 to 10 years	$72,191	$73,952
Less accumulated amortization		(23,654)	(12,271)

Other intangibles, net		$48,537	$61,681

Amortization of other intangibles was $12,349. $8,177 and $3,000 for the years ended June 30, 2005, 2004, and 2003 respectively.

Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding five fiscal years is as follows: 2006 - $8,890; 2007 - $8,791; 2008 - $8,679; 2009 - $8,624; and 2010 - $8,624.

Note 9. Deferred income

	As of June 30,
(in thousands)	2005	2004

Deferred security fees	$87,941	$36,960
Advance receipts and other deferred income	46,587	60,904

Total deferred income	$134,528	$97,864

Included within current liabilities	$47,175	$62,579
Included within non-current liabilities	87,353	35,285

	$134,528	$97,864

Note 10. Abandoned property leases

	For the years ended June 30,
(in thousands)	2005	2004	2003

Beginning of year	$8,727	$3,852	$2,914
Additions (reversals)	(5,521)	5,812	2,904
Used	(2,118)	(1,526)	(2,235)
Foreign exchange movements	53	589	269

End of year	$1,141	$8,727	$3,852

In fiscal 2001, the Company decided to abandon its leased premises at Heathrow, England which the Company vacated in September 2000. An additional accrual was made in fiscal 2003 and again in fiscal 2004, as the Company was unable to assign the lease back to a former tenant. During the year ended June 30, 2005, the Company committed to reoccupy most of the premises, and the Company reversed a part of the accrual previously made. The accrual as of June 30, 2005 represents the Company’s best estimate of its remaining obligation in connection with this abandonment. All amounts accrued and reversed have been included within general and administrative expenses in the consolidated statement of operations, and within accrued expenses in the consolidated balance sheet. The cumulative amount paid through June 30, 2005 is $9,359 and the total amount charged to the profit and loss net of releases up to June 30, 2005 is $10,500.

Note 11. Related party transactions

The Company conducts business transactions with News Corporation and its subsidiaries and affiliates. These entities are considered to be related parties. Agreements covering arrangements between News Corporation and its subsidiaries or affiliates and the Company are entered into in the context of two entities over which a third entity exercises significant influence or control. There can be no assurance therefore, that each of the agreements, or the transactions provided for therein, or any amendments thereof will be affected on terms at least as favorable to the Company as could have been obtained from unaffiliated third parties. Any new contracts with related parties or significant amendments to such contracts are approved by the Audit Committee of the Company’s Board of Directors.

These transactions are of three main types: the provision by the Company of technology and services for digital pay-television systems; the payment by the Company of royalties for the use of certain intellectual property rights; and the receipt by the Company of administrative services.

a) Provision of technology and services

Technology and services for digital pay-television systems are supplied to affiliates and subsidiaries of News Corporation. The principal related parties supplied by the Company are BSkyB, DIRECTV ( a related party from December 2003), DIRECTV Latin America (a related party from December 2003), Sky Brasil, Sky Mexico, DTH TechCo, Sky Colombia, Sky Chile, FOXTEL and Sky Network Television (all of which are affiliates of News Corporation) and Sky Italia and STAR TV (both subsidiaries of News Corporation).

Revenue recognized from such related parties was $411,857, $202,095 and $155,740 for the years ended June 30, 2005, 2004 and 2003, respectively.

Included within accounts receivable are amounts of $51,909 and $60,312 as of June 30, 2005 and 2004, respectively, which are due from related parties in respect of normal sales transactions.

b) Royalty payments

A royalty is payable to a related party in respect of certain intellectual property rights which the Company has licensed for use in certain applications supplied to customers. The royalty expense payable to such related parties was $3,682, $576 and $104 for the years ended June 30, 2005, 2004 and 2003, respectively.

c) Administration and finance services

News Corporation provides services under a Master Intercompany Agreement which provides, among other things, for arrangements governing the relationship between the Company and News Corporation. The consideration for each of the services and other arrangements set forth in the Master Intercompany Agreement is mutually agreed and based upon allocated costs. All such consideration and any material arrangements are subject to the approval of the Company’s Audit Committee. The services covered by the Master Intercompany Agreement include cash management and financing, services of News Corporation employees, facility arrangements, employee matters, including pensions and certain other services. Amounts charged in respect of these services amounted to $263, $230 and $206 for the years ended June 30, 2005, 2004 and 2003, respectively.

Included within accounts payable are amounts of $3,124 and $3,107 as of June 30, 2005 and 2004, respectively, which were owed to News Corporation in respect of administrative services and operating costs paid on behalf of the Company.

The Company has a short-term loan facility of £30 million from News Corporation. The facility has no expiry date and no amounts were drawn down as of June 30, 2005 or June 30, 2004. The facility is considered to be adequate for the Company’s needs.

The Company and certain subsidiaries have entered into cross-guarantees with HSBC Bank plc providing mutual guarantees with other subsidiaries of News Corporation for amounts owed to the bank under a collective overdraft facility of £20 million. The Company has been informed by News Corporation that no amounts were owed to HSBC Bank plc as of June 30, 2005 or June 30, 2004 which would be covered by these guarantees.

d) U.K. Corporation Tax

The Company has entered into a Group Relief Agreement with a U.K. subsidiary of News Corporation, which provides for the mutual surrender of losses and other allowances by group relief. Subject to the terms of the agreement, the party accepting such surrender shall pay or cause to be paid to the surrendering party an amount equal to the amount of tax such accepting party would have paid but for such surrender. Income tax expense includes such amounts and part of the income tax liability may be settled by payments to News Corporation, rather than the U.K. Inland Revenue.

Note 12. Contingencies and commitments

a) Firm commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments at June 30, 2005.

	As of June 30, 2005
	Payments due by period
		Less than			After
(in thousands)	Total	1 year	2-3 years	4-5 years	5 years

Operating lease obligations (1)	$146,299	$17,028	$32,395	$30,390	$66,486
Smart card purchase obligations	33,859	33,859	─	─	─
Capital expenditure purchase obligations	4,013	4,013	─	─	─

	$184,171	$54,900	$32,395	$30,390	$66,486

(1)
The Company has accrued costs in respect of leased premises identified as surplus to requirements included in the above total of $1,141 as of June 30, 2005 (see Note 10). Included in total operating lease obligations is an amount of $3,245 which is not expected to be incurred as the Company intends to exercise a put option to revert part of one leased property to a former tenant.

b) Litigation

On June 6, 2003, Echostar Communications Corporation, Echostar Satellite Corporation, Echostar Technologies Corporation and Nagrastar L.L.C. (collectively, “Echostar”) filed an action against the Company in the United States District Court for the Central District of California. Echostar filed an amended complaint on October 8, 2003, which purported to allege claims for violation of the Digital Millennium Copyright Act (“DMCA”), the Communications Act of 1934 (“CA”), the Electronic Communications Privacy Act, The Computer Fraud and Abuse Act, California’s Unfair Competition statute and the federal RICO statute. The complaint also purported to allege claims for civil conspiracy, misappropriation of trade secrets and interference with prospective business advantage. The complaint sought injunctive relief, unspecified compensatory and exemplary damages and restitution. On December 22, 2003, all of the claims were dismissed by the court, except for the DMCA, CA and unfair competition claims, and the court limited these claims to acts allegedly occurring within three years of the filing of the complaint. Echostar filed a second amended complaint. The Company filed a motion to dismiss the second amended complaint on March 31, 2004. On July 21, 2004, the court issued an order among other things directing Echostar to file a third amended complaint within ten days correcting various deficiencies in the second amended complaint noted by the court. Echostar filed its third amended complaint on August 4, 2004. On August 6, 2004, the court ruled that the Company was free to file a motion to dismiss the third amended complaint, which the Company did on September 20, 2004. The hearing occurred on January 3, 2005. On February 28, 2005, the court issued an order treating the motion as a motion for a more definite statement, granted the motion and gave Echostar until March 30, 2005 to file a fourth amended compliant correcting various deficiencies in the third amended complaint noticed by the court. On March 30, 2005, Echostar filed a fourth amended complaint. The Company filed a motion to dismiss the fourth amended complaint which Echostar opposed. On July 27, 2005, the court granted the motion in part and denied the motion in part. The Company now has until September 26, 2005 to answer the remaining claims in the complaint. The Company believes those claims are without merit and intends to vigorously defend against them.

On July 25, 2003, Sogecable, S.A. and its subsidiary Canalsatellite Digital, S.L., Spanish satellite broadcasters and customers of Canal+ Technologies SA (together, “Sogecable”), filed an action against the Company in the United States District Court for the Central District of California. Sogecable filed an amended complaint on October 9, 2003, which purported to allege claims for violation of the DMCA and the federal RICO statute. The amended complaint also purported to allege claims for interference with contract and prospective business advantage. The complaint sought injunctive relief, unspecified compensatory and exemplary damages and restitution. On December 22, 2003, all of the claims were dismissed by the court. Sogecable filed a second amended complaint. The Company filed a motion to dismiss the second amended complaint on March 31, 2004. On July 23, 2004, the court heard oral argument on the motion and advised that a formal ruling should be issued by early August. On August 4, 2004, the court issued an order dismissing the second amended complaint in its entirety. Sogecable had until October 4, 2004 to file a third amended complaint. On October 1, 2004, Sogecable notified the court that it would not be filing a third amended complaint, but would appeal the court’s entry of final judgment dismissing the suit to the United States Ninth Circuit Court of Appeals. Sogecable has filed a brief on appeal and the Company’s opposition was filed on August 22, 2005.

On April 18, 1997, International Electronics Technology Corp. filed suit in the United States District Court for the Central District of California against the Company’s customers, DIRECTV, Inc. and Thomson Consumer Electronics, Inc., alleging infringement of one U.S. patent and seeking unspecified damages and injunction. Although not a party to this case, the Company has assumed the defense and agreed to indemnify the named defendants. The defendants have raised defenses of non-infringement and/or invalidity. On August 2, 2004, the court stayed the case indefinitely pending decision by the Federal Circuit in another case. The Federal Circuit’s decision was issued on July 12, 2005, and the court held a status conference on August 8, 2005.

c)  Government grants

The Company has received grants from the government of the State of Israel towards the cost of certain capital expenditure. If the conditions of the grants are not complied with, the grants may be required to be refunded, in whole or in part, with interest from the date of receipt. The major conditions relating to a grant concern the maintenance of adequate non-distributable reserves and retention of the associated assets for a set period of time. The cumulative amount received and receivable to June 30, 2005 amounted to approximately $10 million. It is not anticipated that any repayment will be required. Property, plant and equipment situated in Israel with a net book value of $9,559 as of June 30, 2005 is the subject of a floating charge to secure compliance with the terms of the grants.

d) Guarantees

In the normal course of business, the Company provides indemnification agreements of varying scopes, including limited product warranties and indemnification of customers against claims of intellectual property infringement made by third parties arising from the use of our products or services. The nature of these commitments has been considered in determining the revenues and costs recognized in these financial statements. Costs are accrued for known warranty and indemnification issues if a loss is probable and can be reasonably estimated. Historically, costs related to these warranties and indemnification agreements have not been significant, but because potential future costs are highly variable, we are unable to estimate the maximum potential impact of these guarantees on the Company’s future results of operations.

e) Other

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

As of June 30, 2005, $3.5 million was deposited with banks to secure guarantees issued by the banks in respect of certain leased premises. Should the cash be withdrawn from the banks, the terms of the guarantees would require amendment.

13. Stock option plans

The Company has three executive stock option schemes: The NDS 1997 Executive Share Option Scheme (the “1997 scheme”), The NDS 1999 Executive Share Option Scheme (the “1999 unapproved scheme”) and The NDS UK Approved Share Option Scheme (the “1999 approved scheme”). The provisions of each scheme are substantially the same, except that the 1999 approved scheme is approved by the UK Inland Revenue for the purposes of granting UK employees options over shares in the Company which are free from income tax in the hands of the employee under certain circumstances. Following the creation of the 1999 unapproved scheme, no further options will be granted under the 1997 scheme. The schemes provide for the grant of options to purchase Series A ordinary shares in the Company with a maximum term of ten years. Options granted under the schemes vest over a four-year period. The schemes authorize options to be granted subject to a maximum of 10% of the ordinary shares of the Company in issue at the date of grant.

In addition, the Company operates employee share ownership schemes in the United Kingdom, Israel and the United States. These enable employees to enter into a fixed-term savings contract with independent financial institutions linked to an option to subscribe for Series A ordinary shares in the Company. The option price is set at a discount of between 15% and 20% of the quoted closing price of the Series A ordinary shares on the Nasdaq National Market on the last trading day before the announcement of the schemes.

All employees are entitled to participate in the plans, however (with the exception of the employee share ownership schemes which are open to all), management determines to whom and how many options are granted.

The following table summarizes information about the Company’s stock option transactions:

	For the years ended June 30,
	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Number	Price	Number	Price	Number	Price

Outstanding at beginning of year	4,843,457	$14.60	4,207,909	$14.06	4,505,568	$25.23
Granted	721,365	$32.78	863,616	$17.12	960,927	$7.60
Exercised	(1,131,948)	$11.92	(202,917)	$11.01	─	─
Lapsed	(95,361)	$21.66	(25,151)	$39.66	(306,771)	$24.83
Cancelled	─	─	─	─	(951,815)	$56.92

Outstanding at end of year	4,337,513	$18.17	4,843,457	$14.60	4,207,909	$14.06

Exercisable at end of year	2,872,296	$19.02	2,728,529	$14.53	2,389,932	$13.19

Weighted average fair value of stock options granted
using the assumptions set out in Note 4		$23.59		$11.94		$5.14

All stock options granted during the year ended June 30, 2005 were granted at an exercise price equal to the market price. The terms of certain stock options were modified during the year ended June 30, 2005, as described in Note 3l.

The following table summarizes information about the stock options outstanding as of June 30, 2005:

	Options outstanding			Options exercisable
	as of June 30, 2005			as of June 30, 2005
		Weighted	Weighted		Weighted
		average	average		average
		exercise	remaining		exercise
Range of exercise prices	Number	price	life	Number	price

Up to $10.00	1,472,825	$8.27	3.4 years	1,006,772	$8.56
$10.01 to $20.00	1,376,451	$18.31	6.7 years	760,130	$19.29
$20.01 to $30.00	765,945	$22.01	6.4 years	528,102	$21.94
$30.01 to $40.00	687,673	$33.05	9.5 years	542,673	$32.99
$40.01 to $50.00	11,500	$43.00	4.6 years	11,500	$43.00
$50.01 to $60.00	23,119	$58.70	5.2 years	23,119	$58.70

All options	4,337,513	$18.17	6.0 years	2,872,296	$19.02

Note 14. Income taxes

Significant components of the Company’s provisions for income taxes were as follows:

	For the years ended June 30,
(in thousands)	2005	2004		2003

UK current tax	$18,476		$16,121		$20,294
Overseas current tax	8,624		5,869		5,260
Double tax relief	(4,073)		(3,237)		(3,532)
Tax of equity affiliate	─		─		(119)

Total current tax	23,027		18,753		21,903

UK deferred tax	3,191		3,105		1,896
Overseas deferred tax	1,135		(2,797)		85

Total deferred tax	4,326		308		1,981

Total income tax expense	$27,353		$19,061		$23,884

Tax benefits on stock options, credited to additional paid-in capital	$(2,154)	$	─	$	─

Tax (benefit) expense on additional pension liability,
recorded within other comprehensive income	$(366)		$599		$(571)

Income before income taxes arose in the United Kingdom and overseas as follows:

	For the years ended June 30,
(in thousands)	2005	2004	2003

UK income before income taxes	$80,207	$63,158	$66,205
Overseas income (loss) before income taxes	21,144	(7,885)	13,760

Total income before income taxes	$101,351	$55,273	$79,965

The reconciliation of income tax computed at the U.K. statutory rate to the income tax expense is as follows:

	For the years ended June 30,
	2005	2004	2003

Income tax at UK statutory rate	30.0%	30.0%	30.0%

Effect of different tax rates	(1.4%)	(3.0%)	(2.6%)
Goodwill impairment	0.0%	6.1%	0.0%
Stock options	0.4%	1.6%	0.3%
Other permanent differences	(1.2%)	0.6%	0.5%

Losses for which no relief is available	0.2%	1.0%	0.8%
Movement in valuation reserve	0.0%	1.7%	(2.0%)
Adjustments in respect of previous years’ accruals	(1.0%)	(3.5%)	2.9%

Effective income tax rate	27.0%	34.5%	29.9%

Deferred tax assets comprise:

	As of June 30,
(in thousands)	2005	2004

Property, plant and equipment	$1,225	$1,555
Accrued expenses	2,137	1,725
Pension liability	1,318	1,093
Stock options	441	—
Deferred income	─	2,328
Benefit of operating losses carried forward	3,455	6,243

	8,576	12,944
Valuation reserve	(3,455)	(3,791)

Total deferred tax assets	$5,121	$9,153

As of June 30, 2005, the Company had approximately $10 million of French net operating loss carryforwards available to offset future taxable income. These net operating losses may be carried forward indefinitely. In assessing the realizability of deferred tax assets, management evaluates a variety of factors in considering whether it is more likely than not that some portion or all of the deferred tax assets will ultimately be realized. Management considers earnings expectations, the existence of taxable temporary differences, tax planning strategies and the periods in which estimated losses can be utilized. Based upon this analysis, management has concluded that it is more likely than not that the Company will not realize all of the benefits of its deferred tax assets. Accordingly, valuation allowances of $3,455 and $3,791 have been established to reflect the expected realization of the deferred tax assets as of June 30, 2005 and 2004, respectively.

The Company has not provided for possible U.K. taxes on the undistributed earnings of foreign subsidiaries that are considered to be reinvested indefinitely. Calculation of the unrecognized deferred tax liability for temporary differences related to these earnings is not practicable. Undistributed earnings of foreign subsidiaries considered to be indefinitely reinvested amounted to approximately $38 million as of June 30, 2005.

Note 15. Pension benefits

Most U.K. employees of the Company are eligible for membership of the News International Pension Plan, a defined contribution scheme operated for the benefit of certain U.K. employees of News Corporation. Company contributions amounted to $4,120, $2,921 and $2,000 for the years ended June 30, 2005, 2004 and 2003, respectively.

Most U.S. employees of the Company are eligible for membership of the News America Incorporated Employees’ Pension and Retirement Plan which is operated for the benefit of certain U.S. employees of News Corporation. As such, and so far as it relates to the Company, it is a multi-employer defined benefit scheme. It is not possible to determine the assets and liabilities of this scheme relating to the obligations of the Company to current and former employees. Accordingly, the expense is the contributions payable in the year, as determined by third party actuaries. Company contributions amounted to $646, $281 and $236 for the years ended June 30, 2005, 2004 and 2003, respectively.

The Company has certain liabilities to a small number of current and former employees who are members of a U.K. defined benefit pension scheme. The scheme is closed and the age profile of the active membership is rising significantly and therefore the service cost is likely to increase over the coming years. The trustees of the scheme, the actuaries and the Company have agreed to make additional lump sum payments into the scheme and the contribution rates of employed members have been set individually. The Company uses a June 30 measurement date for the defined benefit pension scheme.

The elements of net periodic pension expense are as follows:

	For the years ended June 30,
(in thousands)	2005	2004	2003

Service cost	$172	$164	$143
Interest cost	893	764	641
Expected return on assets	(706)	(540)	(549)
Net amortization of loss	446	445	241

Net periodic pension expense	$805	$833	$476

The following assumptions were used in accounting for the plan:

	For the years ended June 30,
(in thousands)	2005	2004	2003

Assumed discount rate	5.00%	5.75%	5.30%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%
Rate of increase in pensions	3.00%	3.00%	3.00%
Rate of compensation increase	4.25%	4.50%	4.50%

Overall asset returns were based upon the target asset allocation and return estimates for equity and debt securities. The expected rate of return for equities was based upon the long-term equity risk premium over the risk-free rate, which was then adjusted downward from the historical rate to reflect recent market conditions. The expected return on debt securities was based upon an analysis of current and historical yields on portfolios of similar quality and duration.

The funding of the Company’s defined benefit pension plan is as follows:

	As of June 30,
(in thousands)	2005	2004

Accumulated vested obligation (“ABO”)	$15,237	$12,626
Effect of projected future salary increases	4,169	3,310

Projected benefit obligation (“PBO”)	19,406	15,936
Fair value of plan assets	10,845	8,548

Plan assets less than PBO	(8,561)	(7,388)
Unrecognized net loss	9,485	7,762

Prepaid pension cost	924	374
Additional liability recognized through other comprehensive income	(5,316)	(4,452)

Total amount recorded in consolidated balance sheet	$(4,392)	$(4,078)

The following table is a reconciliation of PBO:

	For the years ended June 30,
(in thousands)	2005	2004	2003

PBO, beginning of year	$15,936	$13,728	$10,265
Service cost	172	164	143
Interest on PBO	893	764	641
Actuarial (gain) loss	3,176	(77)	1,737
Benefits paid	(231)	(171)	(189)
Employee contributions	135	134	124
Foreign exchange movements	(675)	1,394	1,007

PBO, end of year	$19,406	$15,936	$13,728

The following table is a reconciliation of the fair value of plan assets:

	For the years ended June 30,
(in thousands)	2005	2004	2003

Plan assets at fair value, beginning of year	$8,548	$6,712	$6,418
Employer contributions	1,392	419	489
Employee contributions	135	134	124
Benefits paid	(231)	(171)	(189)
Return on assets	1,382	736	(673)
Foreign exchange movements	(381)	718	543

Plan assets at fair value, end of year	$10,845	$8,548	$6,712

The following table sets forth the estimated benefit payments for the next five fiscal years, and in aggregate for the five fiscal years thereafter. The expected benefits are estimated based on the same assumptions used to measure the Company’s benefit obligation at the end of the fiscal year and include benefits attributable to estimated future employee service:

(in thousands)	Expected
pension
payments

2006	$228
2007	236
2008	243
2009	273
2010	260
2011 to 2015	3,037

Total	$4,277

The Company’s investment strategy for its pension plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits while maintaining adequate funding levels. The Company’s practice is to conduct a strategic review of its asset allocation strategy every year. The Company’s current broad strategic targets are to have a pension asset portfolio comprising of 60% equity securities and 40% fixed income securities. The Company’s equity portfolios are managed in such a way as to achieve optimal diversity. The Company’s fixed income portfolio is investment grade in the aggregate. The Company does not manage any assets internally, does not have any passive investments in index funds and does not utilize hedging, futures or derivative instruments. No investments are held in stock of the Company or of News Corporation.

The Company’s benefit plan weighted-average asset allocations as of June 30, 2005 and 2004, by asset category, are as follows:

	As of June 30,
(in thousands)	2005	2004

Equities	$6,432	$5,143
Debt securities	4,353	3,294
Cash	60	111

Total amount recorded in consolidated balance sheet	$10,845	$8,548

The Company’s committed minimum contributions in fiscal 2006 are expected to be $253. An additional voluntary contribution of approximately $885 is also expected to be made.

Note 16. Segment information

The business is managed as a single operating unit or segment, being the supply of digital technology and services enabling and supporting digital pay-television platform operators and content providers.

Revenue analyzed by geographical destination (i.e. the country of operations of the customer) was as follows:

	For the years ended June 30,
(in thousands)	2005	2004	2003

United Kingdom	$151,083	$130,339	$153,872
Europe and the Middle East	108,454	59,714	23,666
North America	183,420	87,744	166,718
Latin-America	59,224	37,745	31,750
Asia-Pacific	54,149	41,121	31,344

	$556,330	$356,663	$407,350

Revenues from North America include $182,451, $87,436 and $166,718 from customers in the United States in fiscal 2005, 2004 and 2003, respectively. Revenues from Latin America include $28,175, $10,062 and $7,302 from customers in Mexico in fiscal 2005, 2004 and 2003, respectively. Revenues from Europe and the Middle East include $60,544, $32,959 and $7,316 from customers in Italy in fiscal 2005, 2004 and 2003, respectively. No other country accounted for more than 5% of revenues in any of the three fiscal years in the period ended June 30, 2005.

The following major customers contributed directly and indirectly to more than 10% of the Company’s revenues in any of the three fiscal years in the period ended June 30, 2005:

	For the years ended June 30,
(in thousands)	2005	2004	2003

BSkyB	$123,165	$103,522	$131,085
DIRECTV	163,006	69,401	155,212
Sky Italia	59,895	32,959	7,316

The Company’s operations are situated in the United Kingdom, Europe, Israel, the United States and the Asia-Pacific region. Most of the Company’s contracts with customers are entered into with the principal operating company, a U.K. entity. Many of the costs of the overseas operations are recharged to the Company’s U.K. subsidiaries.

The contribution of each region to the long-lived assets (other than deferred tax assets) of the Company is as follows:

	As of June 30,
(in thousands)	2005	2004

United Kingdom	$119,495	$134,305
Europe	8,107	9,835
Israel	29,934	24,058
United States	5,387	4,694
Asia-Pacific	4,186	1,703

Total long-lived assets (other than deferred tax assets)	$167,109	$174,595

Long-lived assets in Europe included $7,944 and $9,700 of long-lived assets in France as of June 30, 2005 and 2004, respectively.

Note 17. Valuation and qualifying accounts

a)	Accounts receivable reserves

	For the years ended June 30,
(in thousands)	2005	2004	2003

Beginning of year	$3,021	$9,252	$7,118
Additions (reversals)	(1,165)	(1,611)	8,194
Used	(379)	(5,189)	(6,746)
Foreign exchange movements	(50)	569	686

End of year	$1,427	$3,021	$9,252

b)	Inventory reserves

	For the years ended June 30,
(in thousands)	2005	2004	2003

Beginning of year	$4,242	$4,582	$4,279
Additions (reversals)	(183)	148	1,356
Used	(560)	(901)	(1,420)
Foreign exchange movements	(101)	413	367

End of year	$3,398	$4,242	$4,582

c)	Deferred tax valuation reserve

	For the years ended June 30,
(in thousands)	2005	2004	2003

Beginning of year	$3,791	$2,863	$4,436
Additions (reversals)	(173)	928	(1,573)
Foreign exchange movements	(163)	─	─

End of year	$3,455	$3,791	$2,863

Note 18. Supplementary cash flow disclosures

	For the years ended June 30,
(in thousands)	2005		2004		2003

Cash receipts and payments:
Interest received in cash		$9,456		$6,878		$4,635
Cash payments for income taxes		23,379		24,608		23,144
Cash paid in respect of initial consideration for acquisitions		─		75,298		─
Cash paid in respect of deferred consideration for acquisitions		17		638		7,703

Supplemental information on businesses acquired:
Fair value of non-cash assets acquired	$	─		$75,772	$	─
Cash acquired		─		10,292		─
Less: liabilities assumed		─		(10,766)		─

Fair value of assets acquired by way of acquisitions	$	─		$75,298	$	─

Fair value of shares issued in respect of acquisitions	$	─	$	─		$4,879

Note 19. Quarterly Data (Unaudited)

	For the three months ended
(in thousands, expect per share amounts)	September 30	December 31	March 31	June 30

Fiscal 2005
Revenue	$141,279	$141,623	$126,594	$146,834
Gross margin	83,712	87,237	78,633	87,810
Operating income	25,284	24,131	22,630	20,146
Net income	17,617	17,884	16,590	21,907

Basic earnings per share	$0.32	$0.33	$0.30	$0.40
Diluted earnings per share	$0.31	$0.32	$0.29	$0.38

Fiscal 2004
Revenue	$80,951	$76,489	$97,936	$101,288
Gross margin	62,661	57,570	77,244	74,801
Operating income (loss)	19,487	12,797	17,173	(1,032)
Net income	14,389	10,319	12,296	51

Basic earnings per share	$0.27	$0.19	$0.23	$0.00
Diluted earnings per share	$0.26	$0.19	$0.22	$0.00

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls

The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the Company’s Chairman and Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chairman and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management of NDS Group plc (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States;

•	provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorization of management and Directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management determined that, as of June 30, 2005, the Company maintained effective internal control over financial reporting.

Ernst & Young LLP, our independent registered public accounting firm who audited and reported on our consolidated financial statements included in this report, has issued an attestation report on management’s assessment of internal control over financial reporting, which is reproduced below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of NDS Group plc

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”, that NDS Group plc maintained effective internal control over financial reporting as of June 30, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). NDS Group plc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and Directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that NDS Group plc maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, NDS Group plc maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2005 consolidated financial statements of June 30, 2005 of NDS Group plc and our report, dated September 8, 2005, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
London, England
September 8, 2005

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item with respect to the Company’s Directors is contained in the proxy statement for the Company’s 2005 Annual Meeting of Shareholders to be filed with the SEC (the “Proxy Statement”) under the heading “Election of Director” and is incorporated herein by reference in this Annual Report on Form 10-K.

The information required by this item with respect to compliance with Section 16(a) of the Exchange Act is contained in the Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated by reference in this Annual Report on Form 10-K.

The information required by this item with respect to the Company’s Audit Committee, including the Audit Committee’s members and its financial experts is contain in the Proxy Statement under the heading “Audit Committee” and is incorporated by reference in this Annual Report on Form 10-K.

The information required by this item with respect to the Company’s Standards of Business Conduct and Code of Ethics governing the Company’s employees, including its Chief Executive Officer, senior financial officer and members of the Company’s Board of Directors is contained in the Proxy Statement under the heading “Standards of Business Conduct and Code of Ethics” and is incorporated by reference in this Annual Report on Form 10-K.

The information required by this item with respect to the Company executive officers is contained in the Proxy Statement under the heading “Executive Officers of the Company” and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is contained in the Proxy Statement under the heading “Executive Compensation and Other Information” and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is contained in the Proxy Statement under the heading “Security Ownership of the Company” and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained in the Proxy Statement under the heading “Certain Relationships and Related Transactions” and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is contained in the Proxy Statement under the headings “Disclosure of Auditor Fees” and “Audit Committee Pre-Approval Policies and Procedures” and is incorporated by reference in this Annual Report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1.
The Company’s Consolidated Audited Financial Statements required to be filed as part of this Annual Report and the Reports of Independent Registered Public Accounting Firm are included in Part II, Item 8: Financial Statements and Supplementary Data.

2.
All financial statement schedules are omitted because the required information is not applicable, or because the information called for is included the Company’s Consolidated Audited Financial Statements or the Notes to the Consolidated Audited Financial Statements.

3.
Exhibits - The exhibits listed on the accompanying Exhibit Index filed or incorporated by references as part of this Annual Report and such Exhibit Index is incorporated herein by reference. On the Exhibit Index, a “*” identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report, and such listing is incorporated herein by reference.

Index to exhibits

Exhibit	Description	Location
3	Memorandum and Articles of Association	Incorporated by reference to Exhibit 3 to the Quarterly Report on Form 10-Q filed by NDS Group plc with the Securities and Exchange Commission on February 9, 2005

4.1	Specimen Series A ordinary share certificate	Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form F-1 filed by NDS Group plc with the Securities and Exchange Commission (File No. 333-11086) on November 19, 1999

4.2	Form of American Depositary Receipt	Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form F-1 filed by NDS Group plc with the Securities and Exchange Commission (File No. 333-11086) on November 19, 1999

4.3	Deposit Agreement	Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form F-1 filed by NDS Group plc with the Securities and Exchange Commission (File No. 333-11086) on November 19, 1999

10.1	Master Intercompany Agreement	Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form F-1 filed by NDS Group plc with the Securities and Exchange Commission (File No. 333-11086) on November 19, 1999

10.2	Agreement between the Company and Abraham Peled, dated December 1, 1999 *	Incorporated by reference to Exhibit 4.4 to the Annual Report on Form 20-F filed by NDS Group plc with the Securities and Exchange Commission (File No. 333-11086) on October 22, 2004

10.3	Agreement between the NDS Limited and Alexander Gersh, dated November 11, 2004 *	Incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed by NDS Group plc with the Securities and Exchange Commission (File No. 333-11086) on January 5, 2005

Exhibit	Description	Location
10.4	Resolution of Board of Directors of NDS Group plc held on January 31, 2005 concerning the remuneration payable to the independent Directors of the Company for fiscal 2005 *	Incorporated by reference to the Current Report on Form 8-K filed by NDS Group plc with the Securities and Exchange Commission (File No. 333-11086) on February 4, 2005

21	Subsidiaries	Filed herewith

31.1	Certification by the Chief Executive Officer pursuant to SEC Rule 13a-14(a) / 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification by the Chief Financial Officer pursuant to SEC Rule 13a-14(a) / 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to U.S.C section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

* Management contract or compensatory plan required to be filed as an exhibit to the Annual Report on From 10-K pursuant to Item 15(b)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NDS GROUP PLC (Registrant)

By:	/s/ Alexander Gersh
Alexander Gersh
Chief Financial Officer and Company Secretary (Principal Financial and Accounting Officer)

Date: September 8, 2005

Pursuant to the requirements of the Securities Exchange Act 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Abraham Peled	President and Chief Executive Officer	September 8, 2005
Abraham Peled	(Principal Executive Officer)

/s/ David DeVoe	Director	September 8, 2005
David F. DeVoe

/s/ Roger Einiger	Director	September 8, 2005
Roger I. Einiger

/s/ Nathan Gantcher	Director	September 8, 2005
Nathan Gantcher

/s/ Lawrence Jacobs	Director	September 8, 2005
Lawrence A. Jacobs

/s/ Peter Powers	Director	September 8, 2005
Peter J. Powers

/s/ Arthur Siskind	Director	September 8, 2005
Arthur M. Siskind