Form 10-Q
period 2005-09-30
NDS GROUP PLC
filed 2005-11-08
CIK 1098074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-30364

NDS Group plc
(Exact name of registrant as specified in its charter)

England and Wales	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Heathrow Boulevard, 286 Bath Road, West Drayton,
Middlesex, United Kingdom	UB7 0DQ
(Address of principal executive offices)	(Zip Code)

+44 208 476 8000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes [X]  No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).      Yes [X]  No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act).      Yes [ ]  No [X]

As of November 7, 2005, the following shares were outstanding: 13,884,756 Series A ordinary shares of $0.01 par value per share, 42,001,000 Series B ordinary shares of $0.01 par value per share and 42,000,002 deferred shares of £1 par value per share.

NDS Group plc

Table of contents

PART I - Financial Information

PART I - Financial Information

Item 1. Financial Statements

NDS Group plc

Unaudited Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the three months ended September 30,
	2005	2004
Revenue:
Conditional access	$83,145	$90,324
Integration, development & support	13,834	16,808
License fees & royalties	24,566	16,000
New technologies	20,859	16,970
Other	2,091	1,177

Total revenue	144,495	141,279

Cost of goods and services sold:
Smart card costs	(21,625)	(38,799)
Operations	(33,679)	(15,553)
Royalties	(2,897)	(3,075)
Other	(1,622)	(140)

Total cost of goods and services sold	(59,823)	(57,567)

Gross margin	84,672	83,712

Operating expenses:
Sales & marketing	(7,271)	(6,066)
Research & development	(30,104)	(38,321)
General & administration	(8,577)	(12,102)
Amortization of other intangibles	(2,338)	(3,101)
Other	(647)	1,162

Total operating expenses	(48,937)	(58,428)

Operating income	35,735	25,284

Other income:
Interest	2,876	1,990

Income before income tax expense	38,611	27,274

Income tax expense	(11,506)	(9,657)

Net income	$27,105	$17,617

Net income per share:
Basic net income per share	$0.49	$0.32
Diluted net income per share	$0.47	$0.31

The accompanying notes form an integral part of these unaudited consolidated financial statements.

NDS Group plc

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	As of September 30, 2005 (Unaudited)	As of June 30, 2005 (See Note 2)

ASSETS
Current assets:
Cash and cash equivalents	$342,025	$339,791
Accounts receivable, net	100,100	73,588
Accrued income	25,609	25,391
Inventories	39,053	41,508
Prepaid expenses	14,053	15,795
Other current assets	3,535	3,595

Total current assets	524,375	499,668

Property, plant & equipment, net	38,890	33,962
Goodwill	64,207	64,236
Other intangibles, net	48,983	48,537
Deferred tax assets	5,116	5,121
Other receivables	6,298	─
Other non-current assets	21,051	20,374

Total assets	$708,920	$671,898

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,295	$18,336
Deferred income	42,699	47,175
Accrued payroll costs	16,877	25,069
Accrued expenses	20,455	21,097
Income tax liabilities	13,596	4,070
Other current liabilities	11,054	13,498

Total current liabilities	121,976	129,245

Accrued expenses	31,031	28,547
Deferred income	97,502	87,353

Total liabilities	250,509	245,145

Shareholders’ equity:
Series A ordinary shares, par value $0.01 per share: 48,000,000 shares authorized; 13,526,222 and 13,318,546 shares outstanding as of September 30, and June 30, 2005, respectively	135	133
Series B ordinary shares, par value $0.01 per share: 52,000,000 shares authorized; 42,001,000 shares outstanding as of September 30, and June 30, 2005, respectively	420	420
Deferred shares, par value £1 per share: 42,000,002 shares authorized
and outstanding as of September 30, and June 30, 2005, respectively	64,103	64,103
Additional paid-in capital	502,935	498,363
Accumulated deficit	(153,466)	(180,571)
Other comprehensive income	44,284	44,305

Total shareholders’ equity	458,411	426,753
Total liabilities and shareholders’ equity	$708,920	$671,898

The accompanying notes form an integral part of these unaudited consolidated financial statements.

NDS Group plc

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	For the three months ended September 30,
Operating activities:	2005	2004

Net income	$27,105	$17,617

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,837	3,394
Amortization of other intangibles	2,338	3,101
Stock option-based compensation	977	2,531

Change in operating assets and liabilities, net of acquisitions	(23,415)	(28,445)

Net cash provided by (used in) operating activities	10,842	(1,802)

Investing activities:
Capital expenditure	(8,757)	(3,694)
Business acquisitions, net of cash acquired	(2,922)	--

Net cash used in investing activities	(11,679)	(3,694)

Financing activities:
Issuance of shares	2,797	780

Net increase (decrease) in cash and cash equivalents	1,960	(4,716)

Cash and cash equivalents, beginning of period	339,791	228,620
Exchange movements	274	(2,802)

Cash and cash equivalents, end of period	$342,025	$221,102

The accompanying notes form an integral part of these unaudited consolidated financial statements.

NDS Group plc

Notes to the Unaudited Consolidated Financial Statements

Note 1. Description of business

NDS Group plc (the “Company”) is incorporated in Great Britain and registered in England and Wales. The Company is engaged in the business of supplying open end-to-end digital technology and services to digital pay-television platform operators and content providers.

There is a common management structure across the Company, which ensures that the various subsidiary entities operate in a coordinated and complementary manner. The business is managed as a single operating unit or segment.

The Company is a majority owned subsidiary of News Corporation and conducts business transactions with a number of affiliates and subsidiaries of News Corporation.

Note 2. Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, the consolidated operating results and the consolidated cash flows as of, and for the periods shown. The unaudited consolidated results of operations for the three months ended September 30, 2005 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2006.

These interim unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2005 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 8, 2005. Financial information as of June 30, 2005 have been derived from those audited consolidated financial statements.

The preparation of financial statements in conformity with GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

Certain fiscal 2005 amounts have been reclassified to conform to fiscal 2006 presentation.

All amounts are presented in thousands, except share and per share amounts or unless otherwise noted.

Note 3. Comprehensive income

Comprehensive income comprises net income, foreign currency translation adjustments, certain pension adjustments and unrealized holding gains and losses on investments available for sale. The components of comprehensive income were as follows:

	For the three months ended September 30,
	2005	2004
Net income	$27,105	$17,617
Currency translation differences (no tax effect)	(21)	(4,644)
Other	─	93

Comprehensive income	$27,084	$13,066

Note 4. Net income per share

Net income per share is calculated as net income divided by the weighted average number of ordinary shares in issue in each period. The interests of ordinary shareholders may be diluted due to the existence of stock options granted to employees. The dilutive effect of potential shares has been calculated using the treasury method and as such, is a function of the average share price in each period. The Series A ordinary shares and Series B ordinary shares have equal rights except in respect of voting and as such have equal weighting in the calculation of net income per share and equal net income per share.

The numerator for the calculations of net income per share is net income. The denominator for the calculations is the weighted average numbers of shares, as follows:

	For the three months ended September 30,
	2005	2004
Weighted average number of ordinary shares in issue	55,419,452	54,215,794
Effect of dilutive stock options	1,890,149	1,832,928
Denominator for dilutive net income per share	57,309,601	56,048,722

Note 5. Inventories

Inventories are categorized as work-in-progress and are stated net of reserves of $3,263 and $3,398 as of September 30, and June 30, 2005, respectively.

Note 6. Accounts receivable

Accounts receivable are stated net of valuation reserves of $1,089 and $1,427 as of September 30, and June 30, 2005, respectively.

Note 7. Related party transactions

The Company conducts business transactions with News Corporation and its subsidiaries and affiliates. These entities are considered to be related parties. Agreements covering arrangements between News Corporation or its subsidiaries or affiliates and the Company are entered into in the context of two entities over which a third entity exercises significant influence or control. There can be no assurance therefore, that each of the agreements, or the transactions provided for therein, or any amendments thereof will be affected on terms at least as favorable to the Company as could have been obtained from unaffiliated third parties. Any new contracts with related parties or significant amendments to such contracts are approved by the Audit Committee of the Company’s Board of Directors.

These transactions are of three main types: the provision by the Company of technology and services for digital pay-television systems; the payment by the Company of royalties for the use of certain intellectual property rights; and the receipt by the Company of administrative services.

a)  Provision of technology and services

Technology and services for digital pay-television systems are supplied to affiliates and subsidiaries of News Corporation. The principal related parties supplied by the Company are BSkyB, DIRECTV, DIRECTV Latin America, Sky Brasil, Sky Mexico, DTH TechCo, Sky Colombia, Sky Chile, FOXTEL and Sky Network Television (all of which are affiliates of News Corporation), and Sky Italia and STAR TV (both of which are subsidiaries of News Corporation).

Revenue recognized from such related parties was $111,322 and $105,252 for the three months ended September 30, 2005 and 2004, respectively.

Included within accounts receivable are amounts of $80,401 and $51,909 as of September 30, and June 30, 2005, respectively, which are due from related parties in respect of normal sales transactions.

b)  Royalty payments

A royalty is payable to a related party in respect of certain intellectual property rights which the Company has licensed for use in certain applications supplied to customers. The royalty expense payable to such related parties was $956 and $400 for the three months ended September 30, 2005 and 2004, respectively.

c)  Administration and finance services

News Corporation provides services under a Master Intercompany Agreement which provides, among other things, for arrangements governing the relationship between the Company and News Corporation. The consideration for each of the services and other arrangements set forth in the Master Intercompany Agreement is mutually agreed and based upon allocated costs. All such consideration and any material arrangements are subject to the approval of the Audit Committee of the Company’s Board of Directors. The services covered by the Master Intercompany Agreement include cash management and financing, services of News Corporation employees, facility arrangements, employee matters, including pensions and certain other services. Amounts charged in respect of these services amounted to $64 and $44 for the three month periods ended September 30, 2005 and 2004, respectively.

Included within accounts payable are amounts of $9,152 and $3,124 as of September 30, and June 30, 2005, respectively, which were owed to News Corporation in respect of administrative services and operating costs paid by News Corporation on behalf of the Company.

The Company has a short-term loan facility of £30 million from News Corporation. The facility has no expiry date and no amounts were drawn down as of September 30, or June 30, 2005. The facility is considered to be adequate for the Company’s needs.

The Company has entered into cross-guarantees with HSBC Bank plc providing mutual guarantees with other subsidiaries of News Corporation for amounts owed to the bank under a collective overdraft facility of £20 million. News Corporation has indemnified the Company against any liabilities which the Company may be required to pay under these cross-guarantees. Management has been informed by News Corporation that no amounts were owed to HSBC Bank plc as of September 30, 2005 or June 30, 2005 which would be covered by these guarantees.

Note 8. Contingencies and commitments

a)  Litigation

On June 6, 2003, Echostar Communications Corporation, Echostar Satellite Corporation, Echostar Technologies Corporation and Nagrastar L.L.C. (collectively, “Echostar”) filed an action against the Company in the United States District Court for the Central District of California. Echostar filed an amended complaint on October 8, 2003, which purported to allege claims for violation of the Digital Millennium Copyright Act (“DMCA”), the Communications Act of 1934 (“CA”), the Electronic Communications Privacy Act, The Computer Fraud and Abuse Act, California’s Unfair Competition statute and the federal RICO statute. The complaint also purported to allege claims for civil conspiracy, misappropriation of trade secrets and interference with prospective business advantage. The complaint sought injunctive relief, unspecified compensatory and exemplary damages and restitution. On December 22, 2003, all of the claims were dismissed by the court, except for the DMCA, CA and unfair competition claims, and the court limited these claims to acts allegedly occurring within three years of the filing of the complaint. Echostar filed a second amended complaint. The Company filed a motion to dismiss the second amended complaint on March 31, 2004. On July 21, 2004, the court issued an order among other things directing Echostar to file a third amended complaint within ten days correcting various deficiencies in the second amended complaint noted by the court. Echostar filed its third amended complaint on August 4, 2004. On August 6, 2004, the court ruled that the Company was free to file a motion to dismiss the third amended complaint, which the Company did on September 20, 2004. The hearing occurred on January 3, 2005. On February 28, 2005, the court issued an order treating the motion as a motion for a more definite statement, granted the motion and gave Echostar until March 30, 2005 to file a fourth amended compliant correcting various deficiencies in the third amended complaint noticed by the court. On March 30, 2005, Echostar filed a fourth amended complaint. The Company filed a motion to dismiss the fourth amended complaint which Echostar opposed. On July 27, 2005, the court granted the motion in part and denied the motion in part. The Company’s management believes the remaining claims are without merit and intends to vigorously defend against them. On October 24, 2005, the Company filed its amended answer with counterclaim, alleging that Echostar misappropriated the Company’s trade secrets, violated the Computer Fraud and Abuse Act and engaged in unfair competition. Echostar has not yet filed a reply.

On July 25, 2003, Sogecable, S.A. and its subsidiary Canalsatellite Digital, S.L., Spanish satellite broadcasters and customers of Canal+ Technologies SA (together, “Sogecable”), filed an action against the Company in the United States District Court for the Central District of California. Sogecable filed an amended complaint on October 9, 2003, which purported to allege claims for violation of the DMCA and the federal RICO statute. The amended complaint also purported to allege claims for interference with contract and prospective business advantage. The complaint sought injunctive relief, unspecified compensatory and exemplary damages and restitution. On December 22, 2003, all of the claims were dismissed by the court. Sogecable filed a second amended complaint. The Company filed a motion to dismiss the second amended complaint on March 31, 2004. On July 23, 2004, the court heard oral argument on the motion and advised that a formal ruling should be issued by early August. On August 4, 2004, the court issued an order dismissing the second amended complaint in its entirety. Sogecable had until October 4, 2004 to file a third amended complaint. On October 1, 2004, Sogecable notified the court that it would not be filing a third amended complaint, but would appeal the court’s entry of final judgment dismissing the suit to the United States Ninth Circuit Court of Appeals. Sogecable has filed a brief on appeal, the Company’s opposition was filed on August 22, 2005, and Sogecable filed its reply on September 6, 2005.

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

b)  Guarantees

In the normal course of business, the Company provides indemnification agreements of varying scopes, including limited product warranties and indemnification of customers against claims of intellectual property infringement made by third parties arising from the use of our products or services. The nature of these commitments has been considered in determining the revenues and costs recognized in these financial statements. Costs are accrued for known warranty and indemnification issues if a loss is probable and can be reasonably estimated. Historically, costs related to these warranties and indemnification agreements have not been significant, but because potential future costs are highly variable, the Company’s management is unable to estimate the maximum potential impact of these guarantees on the Company’s future results of operations.

c)       Other

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

Note 9. Stock option plans

The Company has three executive stock option schemes: The NDS 1997 Executive Share Option Scheme (the “1997 scheme”), The NDS 1999 Executive Share Option Scheme (the “1999 unapproved scheme”) and The NDS UK Approved Share Option Scheme (the “1999 approved scheme”). The provisions of each scheme are substantially the same, except that the 1999 approved scheme is approved by the U.K. Inland Revenue for the purposes of granting U.K. employees options over shares in the Company which are free from income tax in the hands of the employee under certain circumstances. Following the creation of the 1999 unapproved scheme, no further options will be granted under the 1997 scheme. The schemes provide for the grant of options to purchase Series A ordinary shares in the Company with a maximum term of ten years. Options granted under the schemes vest over a four-year period. The schemes authorize options to be granted subject to a maximum of 10% of the ordinary shares of the Company in issue at the date of grant.

In addition, the Company operates employee share ownership schemes in the United Kingdom, Israel and the United States. These enable employees to enter into a fixed-term savings contract with independent financial institutions linked to an option to subscribe for Series A ordinary shares in the Company. The option price is set at a discount of between 15% and 20% of the quoted closing price of the Series A ordinary shares on The NASDAQ Stock Market (“NASDAQ”) on the last trading day before the announcement of the schemes.

All employees are entitled to participate in the plans, however (with the exception of the employee share ownership schemes which are open to all), management determines to whom and how many options are granted. The Company’s obligations under these stock option plans have been settled by issuing new Series A ordinary shares.

The following table summarizes information about the Company’s stock option transactions:

	Number	Weighted Average Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 1	4,337,513	$18.17
Granted	─	─
Exercised	(207,676)	$13.68
Lapsed	(8,731)	$21.83
Cancelled	─	─

Outstanding at September 30	4,121,106	$18.39	5.8	$77,873

Vested or Expected to vest at September 30	4,102,808	$18.39	5.8	$77,366

Exercisable at September 30	2,671,870	$19.44	5.5	$47,880

	For the three months ended September 30,
(in thousands, except per share amounts)	2005		2004
Weighted average fair value of stock options granted
in period using the assumptions set out below	─		$18.57

Total intrinsic value of options exercised	$4,711		$1,017

Stock-based compensation cost included within the statement of operations
(net of tax benefits of $127 and $─, respectively)	$977		$2,531

Cash received from exercise of stock options	$2,797		$780

Tax benefit from exercise of stock options	$800	$	─

As of September 30, 2005, the total compensation cost related to non vested awards not yet recognized is approximately $3.4 million and the weighted average period over which it is expected to be recognized is 1.3 years. No stock options have been granted to date in fiscal 2006; however we may grant options later in the fiscal year, which would result in additional operating expenses being recorded.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. No stock options were granted in the three months ended September 30, 2005. The assumptions used for stock options granted in the three months ended September 30, 2004 were as follows: Risk free interest rate ─ 4.57%; Dividend yield ─ nil; Expected volatility ─ 83%; Expected life of stock options ─ 6.25 years. Expected volatility was based on historical volatility of the Company’s American Depositary Shares as quoted on NASDAQ. The expected life of stock options granted was derived from the historical activity of the Company’s options and represented the period of time that options granted were expected to be outstanding. The weighted average risk-free rate was the average interest rates of U.S. government bonds of comparable term to the stock options on the dates of the stock option grants. The dividend yield was assumed to be nil because the Company has not, and management does not currently expect to pay a dividend. The stock options were granted at an exercise price equal to the market price. The terms of certain stock options were modified during the year ended June 30, 2005, as described below.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), “Share-Based Payment”. This standard requires the cost of employee compensation paid with equity instruments to be measured based on grant-date fair values. That cost is recognized over the vesting period. SFAS No. 123 (R) became effective for the Company on July 1, 2005. The Company has adopted the modified prospective method to transition to SFAS No. 123 (R). For all periods ending prior to July 1, 2005, stock-based compensation was accounted for by using the intrinsic value-based method in accordance with APB No. 25, “Accounting for Stock Issued to Employees” (“APB25”) and the Company followed the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” As a result of adopting SFAS No. 123 (R) on July 1, 2005, the Company’s income before income taxes and net income for the three months ended September 30, 2005 is approximately $75 lower than if it had continued to account for stock-based compensation under APB25. There is no impact on earnings per share or diluted earnings per share.

The following table reflects the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions for stock option-based employee compensation using a Black-Scholes option valuation methodology, for periods prior to the adoption of SFAS No. 123 (R). These pro forma effects may not be representative of future stock option-based compensation expense since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period and additional stock options may be granted in future years. Additionally, the terms of certain stock options held by the previous Chief Financial Officer were modified on his departure, and the vesting of certain stock options was accelerated on June 27, 2005 (as discussed below).

For the three
months ended
(in thousands, except per share amounts)	September 30, 2004

Net income, as reported	$17,617

Add: Stock option-based compensation cost included in the determination of net income as reported (net of tax benefits of $554)	1,977

Deduct: Total stock option-based compensation determined under
fair value based method for all awards, (net of tax benefits of $62)	(2,140)

Pro-forma net income	$17,454

Net income per share
Basic net income per share, as reported	$0.32
Diluted net income per share, as reported	$0.31

Pro-forma basic net income per share	$0.32
Pro-forma diluted net income per share	$0.31

In recognition of his contribution to the Company, the Remuneration Committee of the Company’s Board of Directors (“the Remuneration Committee”) modified the terms of certain vested stock options held by the previous Chief Financial Officer such that those stock options may be exercised at any time prior to September 20, 2006 rather than lapsing on his departure. The additional charge recorded in the statement of operations in the three months ended September 30, 2004 was $1,293, net of tax of $554.

On June 27, 2005, the Remuneration Committee approved the acceleration of vesting of unvested out-of-the-money stock options granted under the Company’s stock option plans. The affected stock options were those with exercise prices greater than $32.50 per share, which was the closing price of the Company’s Series A ordinary shares (as traded on NASDAQ in the form of American Depositary Shares) on June 21, 2005. As a result of this action, the vesting of approximately 551,000 previously unvested stock options was accelerated and those stock options became immediately exercisable. The action did not accelerate the vesting of any of the unvested stock options held by Directors, the Chief Executive Officer or the Chief Financial Officer.

The Remuneration Committee’s decision to accelerate the vesting of these stock options was in anticipation of compensation expense to be recorded subsequent to the effect date of SFAS No. 123 (R) on July 1, 2005. The acceleration eliminated approximately $9.6 million ($8.8 million net of tax) from the Company’s future consolidated statements of operations, of which $5.1 million ($4.7 million net of tax), $2.7 million ($2.5 million net of tax), $1.4 million ($1.2 million net of tax), and $0.4 million ($0.4 million net of tax) would have been recognized in fiscal years 2006, 2007, 2008 and 2009, following the effective date of SFAS No. 123 (R).

Note 10. Abandoned property leases

In fiscal 2001, the Company decided to abandon its leased premises at Heathrow, England which the Company vacated in September 2000. An additional accrual was made in fiscal 2003 and again in fiscal 2004, as the Company was unable to assign the lease back to a former tenant. During the year ended June 30, 2005, the Company committed to reoccupy most of the premises, and the Company reversed a part of the accrual previously made. The accrual as of September 30, 2005 represents management’s best estimate of its remaining obligation in connection with this abandonment, including its obligations in respect of one part of the building for which there are no plans to re-occupy. All amounts accrued and reversed have been included within general and administrative expenses in the consolidated statement of operations, and within accrued expenses in the consolidated balance sheet.

	For the three months ended September 30,
(in thousands)	2005	2004

Beginning of period	$1,141	$8,727
Additions (reversals)	(226)	─
Used	(518)	(545)
Foreign exchange movements	5	(129)

End of period	$402	$8,053

The cumulative amount paid through September 30, 2005 is $9,877 and the total amount charged to the profit and loss net of releases up to September 30, 2005 is $10,279.

Note 11. Pension expense

The elements of expense related to the defined benefit scheme which the Company operates are as follows:

	For the three months ended September 30,
(in thousands)	2005	2004

Service cost	$45	$42
Interest cost	245	219
Expected return on plan assets	(207)	(163)
Amortization of unrecognized net loss	146	109
	$229	$207

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This document contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expect,”“estimate,”“anticipate,”“predict,”“believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of NDS Group plc (the “Company”), its directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations. Readers of this document are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Those risks and uncertainties are discussed under the heading “Risk Factors” below, in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on September 8, 2005 (SEC file no. 0-30364), as well as the information set forth elsewhere in this Quarterly Report. The Company does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review other documents filed by the Company with the SEC. This section should be read in conjunction with the unaudited consolidated financial statements of the Company and related notes set forth elsewhere herein.

Introduction

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations, and is organized as follows:

•
Overview of our business - This section provides a general description of the our businesses, as well as recent developments that have occurred during the first quarter of fiscal 2006 that the we believe are important in understanding the results of operations and financial condition or to disclose known future trends.

•
Results of operations - This section provides an analysis of our results of operations for the three months ended September 30, 2005 and 2004. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•
Liquidity and capital resources - This section provides an analysis of our cash flows for the three months ended September 30, 2005 and 2004. It includes a discussion of the financial capacity available to fund our future commitments and obligations, as well as a discussion of other financing arrangements.

Overview of our Business

We supply open end-to-end digital technology and services to digital pay-television platform operators and content providers. Our technologies include conditional access and microprocessor security, broadcast stream management, set-top box middleware, electronic program guides (“EPGs”), personal video recording (“PVR”) technologies and interactive applications. Our software systems, consultancy and systems integration services are focused on providing platform operators and content providers with technology to help them profit from the secure distribution of digital information and entertainment to consumer devices which incorporate various technologies supplied by us.

Our customers consist of a limited number of large digital pay-television platform operators who are introducing, marketing and promoting products and services that utilize our technology. We currently derive, and we expect to continue to derive, a significant portion of our revenues from a limited number of large customers. Our three largest customers are DIRECTV in the United States, BSkyB in the United Kingdom and Sky Italia in Italy. Together, these three customers contributed, directly and indirectly, to approximately 69% of our revenues in the three months ended September 30, 2005. We expect that a limited number of customers will continue to contribute a significant portion of our revenues. If a large customer purchases significantly less of our products or services, defers or cancels orders or terminates its relationship with us, our revenues could decline significantly and as a result, our business, operating results and financial condition could be materially adversely affected.

We compete primarily with technologies such as NagraVision (developed by Kudelski SA), DigiCypher (developed by Motorola, Inc.), Power Key (developed by Scientific-Atlanta, Inc.), OpenTV (developed by OpenTV Corp.) and MSTV (developed by Microsoft Corporation) both to attract new customers and to retain our existing customers. In addition, some of the companies that currently operate in the software business, but which have not historically been active competitors of ours may, in the future, through acquisitions or the development of their own resources, seek to enter and obtain significant market share in our current or planned business areas.

A significant portion of our revenues is dependent upon our customers’ subscriber base, the growth in their subscriber base and the related quantities of set-top boxes deployed. If our customers’ subscriber numbers decline or do not continue to increase, we are unlikely to be able to generate substantial revenue growth or sustain our current revenue levels and as a consequence our business, operating results and financial condition could be materially adversely affected.

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

Conditional access revenues

Conditional access revenues consist of the supply of smart cards and the provision of security services. Conditional access revenues from a particular platform operator are generally related to the number of subscribers to that platform and / or the quantity of smart cards authorized to decrypt content broadcast by that platform. Contracts with customers typically provide for the long-term supply of smart cards and the provision of conditional access services to preserve the security of the platform. From time to time we replace a population of smart cards for a particular broadcast platform. Where we have obligations to supply smart cards in the future as part of our support and maintenance obligations (“card changeover”), we are required to make estimates about the timing of supply of such changeover cards and to defer an appropriate amount of revenue from the security fees received from our platform operator customers and recognize an appropriate amount of revenue when such cards are supplied. These estimates include assessments of the likely timing of the card changeover, the quantity of smart cards to be supplied, the cost and fair value of those smart cards and the future receipt of security fees. The judgments made in determining the value of our liabilities to customers can significantly impact our reported operating income. The effect of changes in such estimates is recorded prospectively. The timing of card changeovers affects revenues from period to period as it significantly affects the volume of cards supplied in any period. There were no card changeovers during the three months ended September 30, 2005, or 2004.

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

License fees and royalty revenues

We derive license fees and royalties from licensing technology to broadcasters and platform operators for use in their head-end and manufacturers for use in set-top boxes. License fees and royalties are charged for different elements of our software, such as our VideoGuard conditional access, EPG and our MediaHighway middleware. License revenues are dependent upon our ability to obtain new customers and upon the ongoing needs of existing customers to expand their services or upgrade their systems to more sophisticated technology. Royalties are generally a function of the quantity of set-top boxes manufactured, which in turn is dependent upon the ability of the platform operator or service provider to generate new subscribers.

New technologies revenues

We have developed and continue to develop, and are marketing, new technologies which offer platform operators or content providers the opportunity to increase the revenue per subscriber through enhancing the viewing experience and delivering more than just video. Examples include games and gaming, interactive applications, PVR technologies, OpenBet (a back-office betting application), and Synamedia (technology to manage and control the secure distribution of digital content via broadband networks). Revenues under this category are in the form of development fees, license fees or royalties per subscriber or user. These are typically earned on the successful deployment and acceptance of technology by end users or on the manufacture or deployment of the set-top box or device containing the technology. In some instances, an ongoing fee is payable for support and maintenance which is dependent upon the number of subscribers having access to, or making use of, the enhanced functionality. We have entered into several revenue-share arrangements whereby we receive a share of the incremental revenues earned by the operator from an application supplied by us. The new technologies revenue stream depends upon us developing and selling applications for use by platform operators and content providers, and the take-up by subscribers of new services, applications and functions offered by the service provider.

Costs and expenses

Our costs and expenses consist of the physical and processing costs of smart cards, personnel, travel and facilities costs, royalties paid for the right to use and sub-license certain intellectual property rights owned by third parties and the amortization of intangible assets which we acquired for incorporation within our technologies.

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

Personnel and facilities costs are allocated to four categories: operations, sales and marketing, research and development, and general and administration.

Operations costs include the costs of personnel and related costs, including an allocation of facilities costs, associated with customer support, integration and development activities undertaken under a customer contract. Operations costs include the costs of operating our two smart card processing plants, including the depreciation of our smart card processing equipment.

Sales and marketing costs mainly consist of personnel and related costs, including an allocation of facilities costs, of our sales and marketing staff in the United Kingdom, Europe and the Middle East, the United States and the Asia-Pacific region. Marketing costs also include advertising, exhibitions, marketing communications and demonstration activities.

Research and development costs consist mainly of personnel and related costs, including an allocation of facilities costs, attributable to employees in Israel, the United Kingdom, France, Denmark, China and India who are developing our technology and adapting it for specific customer requirements. These costs also include consumables and the depreciation of equipment used in development and test activities and the benefit of grants and other incentives which we have received from the governments of the State of Israel and the French Republic.

General and administration costs consist primarily of executives and other personnel, facilities, legal and administration costs.

Results of operations

Commentary on three months ended September 30, 2005

Revenue

Revenue for the periods under review was as follows:

	For the three months ended September 30
(in thousands)	2005	2004	Change	% Change

Conditional access	$83,145	$90,324	$(7,179)	-8%
Integration, development & support	13,834	16,808	(2,974)	-18%
License fees & royalties	24,566	16,000	8,566	+54%
New technologies	20,859	16,970	3,889	+23%
Other	2,091	1,177	914	+78%

Total revenue	$144,495	$141,279	$3,216	+2%

The decrease in conditional access revenues in the three months ended September 30, 2005 compared to the corresponding period in fiscal 2005 is due to lower deliveries of smart cards offset in part by higher security fees. The quantity of smart cards delivered in each period was as follows:

	For the three months ended September 30
(in millions)	2005	2004

Number of smart cards delivered	5.5	8.9

The decrease in smart card sales in the in the three months ended September 30, 2005 compared to the corresponding period in fiscal 2005 reflects lower demand from DIRECTV and Sky Italia.  In the prior year, shipments were exceptionally high due to a new DIRECTV contract and the migration of all Sky Italia customers to NDS technology.

The number of authorized cards in use at our broadcast platform customers has grown as follows:

	For the three months
	ended September 30
(in millions)	2005	2004

Number of authorized cards, beginning of period	56.7	44.0
Net additions	1.8	3.8

Number of authorized cards, end of period	58.5	47.8

There has been growth in authorized cards in use across most of our broadcast platform customers. However the increase in the quarter was less than the increase in the corresponding period of the previous fiscal year which was favourably impacted by the migration of Sky Italia subscribers to NDS technology.

Revenues from integration, development and support decreased by 18% in the three months ended September 30, 2005 compared to the corresponding quarter of the previous fiscal year. There were no major conditional access or middleware systems delivered in the current year. The prior year included revenue from the migration of Sky Italia subscribers to NDS technology.

Revenues from license fees and royalties increased by 54% in the three months ended September 30, 2005 compared to the corresponding period in fiscal 2005. The increase was mainly due to middleware supplied to DIRECTV, who commenced the download of our MediaHighway middleware to certain models of set-top boxes in use by their subscribers. The increase in the cumulative number of MediaHighway-enabled set-top boxes in each period was as follows:

	For the three months
	ended September 30
(in millions)	2005	2004

Number of MediaHighway-enabled set-top boxes, beginning of period	20.4	18.4
Additions	6.3	0.4
Number of MediaHighway-enabled set-top, end of period	26.7	18.8

The 23% increase in revenues from new technologies in the three months ended September 30, 2005 compared to the corresponding period of the previous fiscal year was due to higher development and royalty income related to the deployment of our advanced PVR technologies by several of our customers. The increase in the cumulative number of PVR-enabled set-top boxes in each period was as follows:

	For the three months
	ended September 30
(in millions)	2005	2004

Number of PVR-enabled set-top boxes, beginning of period	1.4	0.4
Additions	0.3	0.3
Number of PVR-enabled set-top, end of period	1.7	0.7

In addition, revenue from interactive infrastructure, gaming applications and our Synamedia IP-TV technologies increased due to the higher number of our customers’ subscribers using our technology and the addition of our technology on new platforms.

Cost of goods and services sold and gross margin

Cost of goods and services sold and gross margin for the periods under review were as follows:

	For the three months
	ended September 30,
(in thousands)	2005	2004	Change	% Change

Smart card costs	$21,625	$38,799	(17,174)	-44%
Operations	33,679	15,553	18,126	**
Royalties	2,897	3,075	(178)	-5%
Other	1,622	140	1,482	**

Total cost of goods and services sold	$59,823	$57,567	$2,256	+4%

Gross margin	$84,672	$83,712	$960	+1%

Gross margin as a percentage of revenues	58.6%	58.0%	+0.6%	**

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

The decrease in smart card costs in the three months ended September 30, 2005 compared to the corresponding period of the previous fiscal year was due to the lower volume of smart cards delivered in the period as noted above. Operations costs include employee and facilities costs related to smart card processing, customer support and research and development projects undertaken under customer contracts. The increase over the corresponding period of the prior fiscal year was due to an increase in the number of our employees working on such activities. Royalty costs are a function of particular revenue items and the change in royalty expense for the periods was due to changes in the mix of revenues.

As a consequence of these factors, gross margin as a percentage of revenues was 58.6% for the three months ended September 30, 2005, compared to 58.0% for the corresponding period of the prior fiscal year.

Operating expenses

Operating expenses for the periods under review may be analyzed as follows:

	For the three months
	ended September 30
(in thousands)	2005	2004	Change	% Change

Research & development	$30,104	$38,321	$(8,217)	-21%
Sales & marketing	7,271	6,066	1,205	+20%
General & administration	8,577	12,102	(3,525)	-29%
Amortization of intangibles	2,338	3,101	(763)	-25%
Other	647	(1,162)	1,809	**

Total operating expenses	$48,937	$58,428	(9,491)	-16%

**: Not meaningful.

Our main operating costs are employee costs, facilities costs, depreciation and travel costs. Our employee numbers (including contractors) have increased over the period under review, as follows:

	For the three months
	ended September 30
	2005	2004

Number of employees, beginning of period	2,508	2,004
Additions	132	115

Number of employees, end of period	2,640	2,119

We have continued to recruit software development engineers and staff supporting customers. As a consequence of higher employee numbers, we have occupied additional facilities and increased our infrastructure costs.

Research and development expenses represent the cost of employees and related items associated with research activities and development activities at our risk. Such activities involve a mixture of customer-specific projects as well as internal research and software development focused on the digital broadcasting industry and on the improved functionality to our existing product portfolio. Research and development expenses decreased by 21% compared to the corresponding period of the prior fiscal year. This decrease is attributable to a higher proportion of engineering resources being utilized on specific customer projects as opposed to internal research projects and development activities. In addition, the Company received a $5.3 million grant from the French government as a consequence of being engaged in research projects. Partially offsetting these decreases were increased infrastructure and facilities costs primarily due to the increase in the number of software development engineers.

During the three months ended September 30, 2005, sales and marketing expenses increased by 20% as a result of increased activity, particularly in Europe and Asia.

During the three months ended September 30, 2005, general and administrative expenses decreased by 29% as a consequence of lower facilities costs, lower legal expenses and lower stock option expenses.

Operating income and other items

As a result of the factors outlined above, operating income was $35.7 million for the three months ended September 30, 2005 compared to $25.3 million for the corresponding period of the previous fiscal year.

Interest income earned on cash deposits was $2.9 million for the three months ended September 30, 2005 compared to $2.0 million for the corresponding period of the previous fiscal year. The increase was due to higher average cash balances and higher interest rates.

Our effective tax rate for the three months ended September 30, 2005 was 29.8% compared to 35.4% for the corresponding period of the previous fiscal year. The decrease in the rate was due to lower effective tax rates in our non-U.K. operations, and higher effective tax relief on stock option expenses

As a consequence of all these factors, net income for the three months ended September 30, 2005 was $27.1 million or $0.49 per share ($0.47 on a diluted basis) compared to $17.6 million or $0.32 per share ($0.31 on a diluted basis) for the three months ended September 30, 2004.

Recent accounting pronouncements

Total operating expenses for the three months ended September 30, 2005 include a charge of $1.0 million in respect of stock option expenses, compared to $2.5 million in the corresponding period in the prior fiscal year.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), “Share-Based Payment”. This standard requires the cost of employee compensation paid with equity instruments to be measured based on grant-date fair values. That cost is recognized over the vesting period. SFAS No. 123 (R) became effective for the Company on July 1, 2005. We have adopted the modified prospective method to transition to the SFAS No. 123 (R). The charge recorded in the corresponding period of the prior fiscal year arose only in respect of options whose terms had been modified as stock option compensation was accounted for by using the intrinsic value-based method in accordance with APB No. 25, “Accounting for Stock Issued to Employees” (“APB25”). As a result of adopting SFAS No. 123 (R) on July 1, 2005, the Company’s income before income taxes and net income for the three months ended September 30, 2005 is approximately $75 lower than if it had continued to account for stock-based compensation under APB25. There is no impact on earnings per share or diluted earnings per share.

Additionally, in June 2005, the Remuneration Committee of our Board of Directors modified the terms of certain unvested out-of-the-money stock options granted under the Company’s stock option plans. The Remuneration Committee’s decision to accelerate the vesting of these stock options was in anticipation of compensation expense to be recorded subsequent to the effect date of SFAS No. 123 (R) on July 1, 2005. The acceleration eliminated approximately $1.7 million ($1.6 million net of tax) which would otherwise have been recorded as an operating expense in the three months ended September 30, 2005.

As of September 30, 2005, the total compensation cost related to non vested awards not yet recognized is approximately $3.4 million and the weighted average period over which it is expected to be recognized is 1.3 years. No stock options have been granted to date in fiscal 2006; however we may grant stock options later in the fiscal year, which would result in additional operating expenses being recorded. Further information about the effect of adopting SFAS No. 123(R) is provided in Note 9 to the accompanying unaudited consolidated financial statements.

Liquidity and capital resources

Current financial condition

Our principal source of liquidity is internally generated funds. We also have access to the worldwide capital markets.

As of September 30, 2005, we had cash and cash equivalents of $342 million. Our accumulated cash is being held with the intention of using it for the future development of the business and there are currently no plans to pay any dividends to shareholders. We believe that we have sufficient working capital resources for our present requirements. Our internally generated funds are dependent on the continued profitability of our business. As of September 30, 2005, and as of the date of this report, we have an unused credit facility to borrow up to £30 million (equivalent to approximately $53 million) from a subsidiary of News Corporation. No amounts were drawn under this facility during the three months ended September 30, 2005.

The principal uses of cash that affect the Company’s liquidity position include purchases of smart cards, operational expenditures, capital expenditures, acquisitions and income tax payments.

Sources and uses of cash

We had a net inflow of cash of $2.0 million in the three months ended September 30, 2005, compared to a net cash outflow of $4.7 million in the three months ended September 30, 2004.

Net cash provided by operating activities was as follows:

	For the three months
	ended September 30,
(in thousands)	2005	2004

Net cash provided by (used in) operating activities	$10,842	$(1,802)

The increase in net cash provided by operating activities in the three months ended September 30, 2005 reflects higher receipts from customers, lower purchases of smart cards and lower tax payments, offset in part by higher payroll costs, travel expenses and facilities costs, as a result of an increase in the number of our employees.

Net cash used in investing activities was as follows:

	For the three months
	ended September 30,
(in thousands)	2005	2004

Capital expenditure	$8,757	$3,694
Business acquisitions, net of cash acquired	2,922	─

Net cash used in investing activities	$11,679	$3,694

The increase in capital expenditure was due to investment in new facilities in the U.K., India and the U.S., and higher purchases of technical equipment required to support our customers. In addition, during the three months ended September 30, 2005, we acquired the entire share capital of NT Media Limited for initial cash consideration of $2.9 million. Further payments will be made under the terms of the acquisition agreement up to a maximum of approximately $4 million over the next three years.

Net cash generated by financing activities was as follows:

	For the three months
	ended September 30,
(in thousands)	2005	2004

Net cash provided by financing activities	$2,797	$780

Cash from financing activities comprises proceeds from the issuance of shares as a result of stock options exercised by employees. Higher numbers of stock options were exercised by employees during the three months ended September 30, 2005 than in the three months ended September 30, 2004.

We have evaluated, and expect to continue to evaluate, possible acquisitions and dispositions of certain businesses. Such transactions may be material and may involve cash, our securities or the assumption of indebtedness.

Commitments and contractual obligations

Apart from the contingent payments related to the acquisition of NT Media Limited referred to above, there has been no material change to our commitments since June 30, 2005.

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

We compete with numerous companies both to attract new customers and to retain our existing customers. Such competition may cause us to lose market share and may result in reduced profit margins. It may also hinder our ability to develop our business in areas such as PVRs, middleware, interactive television services and internet-protocol television (“IPTV”). In addition, some of the companies that currently operate in the software business, but which have not historically been active competitors of ours may, in the future, through acquisitions or the development of their own resources, seek to enter and obtain significant market share in our current or planned business areas. Increased competition from existing or new competitors could result in price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business, operating results and financial condition.

We derive a significant portion of our revenues from a limited number of large customers. Our revenues could decline significantly if any of these customers significantly reduces its purchases of our technology or services, or terminates its relationship with us.

Our growth has depended historically on large digital satellite broadcasters introducing, marketing and promoting products and services that utilize our technology. We currently derive, and we expect to continue to derive, a significant portion of our revenues from a limited number of large customers. Our three largest customers have been DIRECTV in the United States, BSkyB in the United Kingdom and Sky Italia in Italy. In the three months ended September 30, 2005, these three customers accounted directly and indirectly for approximately 69% of our total revenues. We expect that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues, although the particular customers may vary from period to period. If a large customer purchases significantly less of our products or services, defers or cancels orders, or terminates its relationship with us, our revenues could decline significantly and as a result, our business, operating results and financial condition could be materially adversely affected.

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

We prepare our financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”). New accounting pronouncements or a change in how GAAP is interpreted or applied to our business could have a significant effect on our reported results. Our accounting policies that recently have been or may in the future be affected by changes in the accounting rules include revenue recognition, accounting for stock-based compensation and accounting for goodwill and other intangible assets.

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

A risk inherent in our international operations is the exposure to fluctuations in currency exchange rates. Certain of our customer contracts denominate prices in pounds sterling or in euros. In the three months ended September 30, 2005, approximately 27% of our revenues were denominated in pounds sterling and a further 20% were denominated in euros. Some of our smart card costs and our operating expenses are denominated in pounds sterling and euros. In the three months ended September 30, 2005, we estimate that approximately 50% of our total cost of sales and operating expenses were denominated in pounds sterling or in euros. As a result, we are exposed to fluctuations in exchange rates which may have a material adverse effect on our business, operating results and financial condition.

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

We are controlled by News Corporation. As of the date hereof, News Corporation beneficially owns approximately 75.2% of our total issued and outstanding share capital. Because News Corporation beneficially owns 100% of our Series B ordinary shares, which have ten votes per share (as opposed to our Series A ordinary shares which have one vote per share), it controls approximately 96.8% of our voting power. By reason of such ownership, News Corporation is able to control the composition of our entire Board of Directors and to control the votes on all other matters submitted to a vote of our shareholders. Three of our seven current Directors are directors of News Corporation. Additionally, Dr. Abe Peled, our President and Chief Executive Officer, is a member of News Corporation’s Executive Management Committee and from time to time is involved in matters pertaining to News Corporation’s wider business interests.

Businesses in which News Corporation has an interest currently account for, and are expected to continue to account for, a significant portion of our revenues. During the three months ended September 30, 2005, approximately 78% of our total revenues were derived directly from businesses in which News Corporation has an interest. Those businesses include our three largest customers. Although we believe the terms of our contracts with such related parties are no less favorable to us than those that we could obtain from unrelated third parties, we cannot assure you that this is the case.

In addition, because a number of major broadcasters around the world are owned or controlled by entities that compete with News Corporation or entities in which News Corporation has an interest, our ability to attract customers in which News Corporation does not have an interest may be affected by their perception of our relationship with News Corporation.

Because we are controlled by News Corporation, we are exempt from certain listing requirements of The NASDAQ Stock Market relating to corporate governance matters.

Over the past several years, the National Association of Securities Dealers has adopted certain listing requirements for companies listed on The NASDAQ Stock Market. As a result of News Corporation’s beneficial ownership of our Series B ordinary shares, we are deemed to be a “controlled company” and accordingly are not subject to some of these requirements, including the requirement that a majority of our board of directors be “independent” under the guidelines established by the National Association of Securities Dealers and certain requirements regarding the determination of our Chief Executive Officer’s compensation and our director nominees. While we do not believe that our exemption from those requirements affects the manner and method by which we manage and operate the Company, investors should be aware that we are not subject to those provisions and may have no obligation to comply with those requirements in the future unless our ownership profile changes.

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

At our annual general meeting held on October 31, 2005, shareholders authorized our Directors, pursuant to Section 80 of the U.K. Companies Act 1985, to allot relevant securities (including ordinary shares, other equity securities and the right to subscribe for or convert securities) for further issuance for a period expiring November 1, 2010. At the same time, our Directors were empowered, pursuant to Section 95 of the U.K. Companies Act 1985, to allot equity securities for cash without first being required to offer them to existing shareholders.

We may issue equity securities in connection with possible future business acquisitions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The only significant financial market risk to which we are exposed is to changes in foreign exchange rates. We operate in international markets and have operational presence in several countries. Accordingly, our costs and revenues are denominated in a mixture of U.S. dollars, pounds sterling and euros. Historically, we have not entered into free-standing derivative contracts to hedge foreign exchange exposure arising from operating activities. We expect to review this policy from time to time as circumstances change. No derivative instruments were outstanding as of September 30, 2005.

In certain countries in which we have operations, we are required to make severance payments to dismissed employees and employees leaving employment in certain other circumstances, on the basis of the latest monthly salary for each year of service. This liability is provided for by payments of premiums to insurance companies under approved plans. The obligation in the consolidated balance sheet is $26.5 million. The value of insurance policies which substantially fund this obligation is $21.1 million and is included within the consolidated balance sheet as other non-current assets. The bulk of the arrangements relates to our Israeli employees. Because the gross liability reflects the contracts of employment, it is denominated in U.S. dollars, whereas the amount funded by insurance policies is regulated by the government of the State of Israel Government and is denominated in Israeli shekels. Accordingly, the difference between the gross liability and the amount funded by insurance policies is subject to fluctuations depending on the relative values of the U.S. dollar and Israeli shekel.

As of September 30, 2005, approximately 87% of our cash was held in U.S. dollars and 9% in pounds sterling, with the remainder being held primarily in euros. Our policy is to hold cash on deposits of up to three month maturity. In the future, we may place cash on deposit for longer than three month terms, which would introduce an exposure to the risks associated with fixed interest rates.

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

b)     Changes in internal control over financial reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s first quarter of fiscal 2006 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - Other Information

Item 1. Legal Proceedings

On June 6, 2003, Echostar Communications Corporation, Echostar Satellite Corporation, Echostar Technologies Corporation and Nagrastar L.L.C. (collectively, “Echostar”) filed an action against the Company in the United States District Court for the Central District of California. Echostar filed an amended complaint on October 8, 2003, which purported to allege claims for violation of the Digital Millennium Copyright Act (“DMCA”), the Communications Act of 1934 (“CA”), the Electronic Communications Privacy Act, The Computer Fraud and Abuse Act, California’s Unfair Competition statute and the federal RICO statute. The complaint also purported to allege claims for civil conspiracy, misappropriation of trade secrets and interference with prospective business advantage. The complaint sought injunctive relief, unspecified compensatory and exemplary damages and restitution. On December 22, 2003, all of the claims were dismissed by the court, except for the DMCA, CA and unfair competition claims, and the court limited these claims to acts allegedly occurring within three years of the filing of the complaint. Echostar filed a second amended complaint. The Company filed a motion to dismiss the second amended complaint on March 31, 2004. On July 21, 2004, the court issued an order among other things directing Echostar to file a third amended complaint within ten days correcting various deficiencies in the second amended complaint noted by the court. Echostar filed its third amended complaint on August 4, 2004. On August 6, 2004, the court ruled that the Company was free to file a motion to dismiss the third amended complaint, which the Company did on September 20, 2004. The hearing occurred on January 3, 2005. On February 28, 2005, the court issued an order treating the motion as a motion for a more definite statement, granted the motion and gave Echostar until March 30, 2005 to file a fourth amended compliant correcting various deficiencies in the third amended complaint noticed by the court. On March 30, 2005, Echostar filed a fourth amended complaint. The Company filed a motion to dismiss the fourth amended complaint which Echostar opposed. On July 27, 2005, the court granted the motion in part and denied the motion in part. The Company’s management believes those claims are without merit and intends to vigorously defend against them. On October 24, 2005, the Company filed its amended answer with counterclaim, alleging that Echostar misappropriated the Company’s trade secrets, violated the Computer Fraud and Abuse Act and engaged in unfair competition. Echostar has not yet filed a reply.

On July 25, 2003, Sogecable, S.A. and its subsidiary Canalsatellite Digital, S.L., Spanish satellite broadcasters and customers of Canal+ Technologies SA (together, “Sogecable”), filed an action against the Company in the United States District Court for the Central District of California. Sogecable filed an amended complaint on October 9, 2003, which purported to allege claims for violation of the DMCA and the federal RICO statute. The amended complaint also purported to allege claims for interference with contract and prospective business advantage. The complaint sought injunctive relief, unspecified compensatory and exemplary damages and restitution. On December 22, 2003, all of the claims were dismissed by the court. Sogecable filed a second amended complaint. The Company filed a motion to dismiss the second amended complaint on March 31, 2004. On July 23, 2004, the court heard oral argument on the motion and advised that a formal ruling should be issued by early August. On August 4, 2004, the court issued an order dismissing the second amended complaint in its entirety. Sogecable had until October 4, 2004 to file a third amended complaint. On October 1, 2004, Sogecable notified the court that it would not be filing a third amended complaint, but would appeal the court’s entry of final judgment dismissing the suit to the United States Ninth Circuit Court of Appeals. Sogecable has filed a brief on appeal, the Company’s opposition was filed on August 22, 2005, and Sogecable filed its reply on September 6, 2005.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3	New Articles of Association of NDS Group plc.*

31.1	President and Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended *

32	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.*

*	Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NDS GROUP PLC (Registrant)

By:	/s/ Alexander Gersh
Alexander Gersh
Chief Financial Officer

Date: November 7, 2005