Form 10-Q
period 2005-12-31
NDS GROUP PLC
filed 2006-01-31
CIK 1098074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[X]	Non-accelerated filer	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

As of January 30, 2006, the following shares were outstanding: 14,119,171 Series A ordinary shares of $0.01 par value per share, 42,001,000 Series B ordinary shares of $0.01 par value per share and 42,000,002 deferred shares of £1 par value per share.

NDS Group plc

Table of contents

Page
PART I - Financial Information

PART I - Financial Information

Item 1. Financial Statements

NDS Group plc

Unaudited Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the three months		For the six months
	ended December 31,		ended December 31,
	2005	2004	2005	2004
Revenue:
Conditional access	$87,619	$86,719	$170,764	$177,043
Integration, development & support	11,860	12,017	25,694	28,825
License fees & royalties	26,941	18,838	51,507	34,838
New technologies	23,047	21,540	43,906	38,510
Other	2,736	2,509	4,827	3,686

Total revenue	152,203	141,623	296,698	282,902

Cost of goods and services sold:
Smart card costs	(23,082)	(32,543)	(44,707)	(71,342)
Operations	(34,902)	(17,056)	(68,581)	(32,609)
Royalties	(2,781)	(4,683)	(5,678)	(7,758)
Other	(1,011)	(104)	(2,633)	(244)

Total cost of goods and services sold	(61,776)	(54,386)	(121,599)	(111,953)

Gross margin	90,427	87,237	175,099	170,949

Operating expenses:
Research & development	(36,341)	(40,333)	(66,445)	(78,654)
Sales & marketing	(6,734)	(6,053)	(14,005)	(12,119)
General & administration	(9,197)	(15,183)	(17,774)	(27,285)
Amortization of other intangibles	(2,458)	(3,189)	(4,796)	(6,290)
Other	(1,377)	1,652	(2,024)	2,814

Total operating expenses	(56,107)	(63,106)	(105,044)	(121,534)

Operating income	34,320	24,131	70,055	49,415

Other income:
Interest	3,508	2,797	6,384	4,787
Other	─	46	─	46

Total other income	3,508	2,843	6,384	4,833

Income before income tax expense	37,828	26,974	76,439	54,248

Income tax expense	(11,868)	(9,090)	(23,374)	(18,747)
				─
Net income	$25,960	$17,884	$53,065	$35,501

Net income per share:
Basic net income per share	$0.46	$0.33	$0.95	$0.65
Diluted net income per share	$0.45	$0.32	$0.92	$0.63

The accompanying notes form an integral part of these unaudited consolidated financial statements.

NDS Group plc

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	As of	As of
	December 31,	June 30,
	2005	2005
	(Unaudited)	(See Note 2)

ASSETS
Current assets:
Cash and cash equivalents	$379,634	$339,791
Accounts receivable, net	112,210	73,588
Accrued income	36,680	25,391
Inventories	32,963	41,508
Prepaid expenses	11,936	15,795
Other current assets	3,480	3,595

Total current assets	576,903	499,668

Property, plant and equipment, net	40,254	33,962
Goodwill	63,064	64,236
Other intangibles, net	46,578	48,537
Deferred tax assets	5,319	5,121
Other receivables	6,191	─
Other non-current assets	21,874	20,374

Total assets	$760,183	$671,898

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,903	$18,336
Deferred income	45,246	47,175
Accrued payroll costs	18,449	25,069
Accrued expenses	15,588	21,097
Income tax liabilities	18,503	4,070
Other current liabilities	12,322	13,498

Total current liabilities	124,011	129,245

Accrued expenses	31,141	28,547
Deferred income	111,564	87,353

Total liabilities	266,716	245,145

Shareholders’ equity:
Series A ordinary shares, par value $0.01 per share: 48,000,000 shares authorized;
14,119,171 and 13,318,546 shares outstanding as of December 31, and June 30, 2005, respectively	141	133
Series B ordinary shares, par value $0.01 per share: 52,000,000 shares authorized;
42,001,000 shares outstanding as of December 31, and June 30, 2005, respectively	420	420
Deferred shares, par value £1 per share: 42,000,002 shares authorized
and outstanding as of December 31, and June 30, 2005, respectively	64,103	64,103
Additional paid-in capital	514,432	498,363
Accumulated deficit	(127,506)	(180,571)
Other comprehensive income	41,877	44,305

Total shareholders’ equity	493,467	426,753

Total liabilities and shareholders’ equity	$760,183	$671,898

The accompanying notes form an integral part of these unaudited consolidated financial statements.

NDS Group plc

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	For the six months
	ended December 31,
	2005	2004

Operating activities:
Net income	$53,065	$35,501

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,838	6,917
Amortization of other intangibles	4,796	6,290
Stock-based compensation	1,712	3,390
Other	─	(46)

Change in operating assets and liabilities, net of acquisitions	(22,964)	(23,324)

Net cash provided by operating activities	44,447	(22,964)

Investing activities:
Capital expenditure	(14,632)	(8,461)
Business acquisitions, net of cash acquired	(3,121)	(17)
Proceeds from sale of investments	─	232

Net cash used in investing activities	(17,753)	(8,246)

Financing activities:
Issuance of shares (inclusive of excess tax benefits of $4,578 and $─)	14,365	6,850

Net increase in cash and cash equivalents	41,059	27,332

Cash and cash equivalents, beginning of period	339,791	228,620
Exchange movements	(1,216)	11,019

Cash and cash equivalents, end of period	$379,634	$266,971

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

Note 2. Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, the consolidated operating results and the consolidated cash flows as of, and for the periods shown. The unaudited consolidated results of operations for the three and six month periods ended December 31, 2005 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2006.

These interim unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2005 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 8, 2005. Financial information as of June 30, 2005 has been derived from those audited consolidated financial statements.

These interim consolidated financial statements are unaudited and do not constitute statutory results as defined in Section 240 of the Companies Act 1985 of Great Britain. U.K. statutory accounts for the fiscal year ended June 30, 2005, which were prepared under U.K. generally accepted accounting practice and on which the auditors’ report was unqualified, have been delivered to the Registrar of Companies for England and Wales.

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

Note 3. Summary of revenue accounting policies

Revenue is recognized when persuasive evidence of an arrangement exists, the fees are fixed or determinable, the product or service has been delivered and collectability is assured. The Company considers the terms of each arrangement to determine the appropriate accounting treatment.

Where an arrangement includes more than incidental software elements, the Company follows Statement of Position 97-2: “Software Revenue Recognition” (“SOP 97-2”). Where an arrangement does not involve the supply of software and that arrangement is separate from an arrangement for the supply of software, the Company follows Staff Accounting Bulletin No. 104: “Revenue Recognition,” (“SAB 104”) and Emerging Issues Task Force Issue No. 00-21: “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). As the Company’s business develops, other accounting guidance may become applicable.

Many of the Company’s contracts contain multiple deliverables. Where an arrangement is accounted for under SOP 97-2, revenue from delivered elements is deferred until such time as the Company has vendor specific objective evidence of the value of the undelivered elements. Where the only undelivered element is post-contract support and the Company does not have vendor specific objective evidence of the value of that post-contract support, the revenue from the entire arrangement is recognized over the term of the support period. Where an arrangement is accounted for under SAB 104 and EITF 00-21, the Company considers whether the various deliverables should be considered separate units of accounting. In such circumstances, revenues from these arrangements are recognized based on the relative fair values of all the elements. Where fair value of delivered items cannot be determined, but the fair value of the undelivered elements can be determined, the fair value of the undelivered elements is deferred and the residual revenue is allocated to delivered elements. Where it is not possible to allocate consideration to separate deliverables in the manner prescribed by the accounting literature, revenue is deferred until all items have been delivered.

Smart cards and security maintenance revenue

Most of the arrangements under which the Company generates revenue from the sale of smart cards and the provision of security maintenance services are accounted for under SAB 104 and EITF 00-21. Revenue derived from sales of smart cards is recognized upon delivery of the smart cards in accordance with contractual terms. Appropriate provision is made for warranty and similar arrangements agreed with customers. For some contracts, the Company receives fees from platform operators for the maintenance of security of the conditional access system for a specified duration. These revenues are recognized over the term of the security contract in the period in which the security maintenance activities are performed. In some instances, the maintenance of security includes a requirement to replace a population of smart cards with a supply of “changeover cards” which is considered a separate unit of accounting. In such instances, an amount of maintenance income is deferred and recognized when the changeover cards are delivered. The amount of revenue to be deferred is based on the fair value of the undelivered future changeover cards.

Software revenue

Apart from the arrangements for the supply of smart cards and security maintenance services referred to above, most of the other arrangements under which the Company generates revenue involve the supply of software and are accounted for under SOP 97-2. Revenue is deferred until all elements have been delivered or until the Company has vendor specific objective evidence of the fair value of the undelivered elements. Set-top box royalty income may continue to arise after all elements of an arrangement have been delivered. Such revenue is recognized when it is fixed or determinable, and this is typically when the Company receives reports from the platform operator or the set-top box manufacturer of the number of units manufactured or deployed.

Revenue billed but not recognized is recorded in the Company’s consolidated balance sheet as deferred income. Where the revenue is expected to be recognized within one year of the balance sheet date, the deferred income is classified as a current liability; otherwise it is classified as a non-current liability.

Note 4. Comprehensive income

Comprehensive income comprises net income, foreign currency translation adjustments, certain pension adjustments and unrealized holding gains and losses on investments available for sale. The components of comprehensive income were as follows:

	For the three months		For the six months
	ended December 31,		ended December 31,
(in thousands)	2005	2004	2005	2004

Net income	$25,960	$17,884	$53,065	$35,501
Currency translation differences (no tax effect)	(2,407)	20,577	(2,428)	15,933
Other	─	(118)	─	(25)

Comprehensive income	$23,553	$38,343	$50,637	$51,409

Note 5. Net income per share

Net income per share is calculated as net income divided by the weighted average number of ordinary shares in issue in each period. The interests of ordinary shareholders may be diluted due to the existence of stock options granted to employees. The dilutive effect of potential shares has been calculated using the treasury stock method and as such, is a function of the average share price in each period. The Series A ordinary shares and Series B ordinary shares have equal rights except in respect of voting and as such have equal weighting in the calculation of net income per share and equal net income per share.

The numerator for the calculations of net income per share is net income. The denominator for the calculations is the weighted average numbers of ordinary shares, as follows:

	For the three months		For the six months
	ended December 31,		ended December 31,
	2005	2004	2005	2004

Weighted average number of ordinary shares in issue	55,875,405	54,631,520	55,647,429	54,423,657
Effect of dilutive stock options	1,811,120	2,136,310	1,893,164	2,028,706

Denominator for dilutive net income per share	57,686,525	56,767,830	57,540,593	56,452,363

Note 6. Inventories

Inventories are categorized as work-in-progress and are stated net of reserves of $3,228 and $3,398 as of December 31, and June 30, 2005, respectively.

Note 7. Accounts receivable

Accounts receivable are stated net of valuation reserves of $1,198 and $1,427 as of December 31, and June 30, 2005, respectively.

Note 8. Related party transactions

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

These transactions are of three main types: the provision by the Company of technology and services for digital pay-television systems; the payment by the Company of royalties for the use of certain intellectual property rights; and the receipt by the Company of some administration and finance services.

a) Provision of technology and services

Technology and services for digital pay-television platform operators are supplied to affiliates and subsidiaries of News Corporation. The principal related parties supplied by the Company are BSkyB, DIRECTV, DIRECTV Latin America, Sky Brasil, Sky Mexico, DTH TechCo, Sky Colombia, Sky Chile, FOXTEL and Sky Network Television (all of which are affiliates of News Corporation), and Sky Italia and STAR TV (both of which are subsidiaries of News Corporation). Revenue recognized from such related parties was as follows:

	For the three months		For the six months
	ended December 31,		ended December 31,
(in thousands)	2005	2004	2005	2004

Revenue from related parties	$118,077	$102,395	$229,399	$207,646

Included within accounts receivable are amounts of $91,194 and $51,909 as of December 31, and June 30, 2005, respectively, which are due from related parties in respect of normal sales transactions.

b) Royalty payments

A royalty is payable to a related party in respect of certain intellectual property rights which the Company has licensed for use in certain applications supplied to customers. The royalty expense payable to such related parties was as follows:

	For the three months		For the six months
	ended December 31,		ended December 31,
(in thousands)	2005	2004	2005	2004

Royalty expense payable to related parties	$428	$875	$1,384	$1,275

c) Administration and finance services

News Corporation provides services under a Master Intercompany Agreement which provides, among other things, for arrangements governing the relationship between the Company and News Corporation. The consideration for each of the services and other arrangements set forth in the Master Intercompany Agreement is mutually agreed and based upon allocated costs. All such consideration and any material arrangements are subject to the approval of the Audit Committee of the Company’s Board of Directors. The services covered by the Master Intercompany Agreement include cash management and financing, services of News Corporation employees, facility arrangements, employee matters, including pensions and certain other services. Amounts charged in respect of these services were as follows:

	For the three months		For the six months
	ended December 31,		ended December 31,
(in thousands)	2005	2004	2005	2004

Administrative expenses payable to related parties	$43	$66	$86	$130

Included within accounts payable are amounts of $2,696 and $3,124 as of December 31, and June 30, 2005, respectively, which were owed to News Corporation in respect of administrative services and other operating costs paid by News Corporation on behalf of the Company.

The Company has a short-term loan facility of £30 million (approximately $52 million) from News Corporation. The facility has no expiry date and no amounts were drawn down as of December 31, or June 30, 2005. The facility is considered to be adequate for the Company’s needs.

The Company has entered into cross-guarantees with HSBC Bank plc providing mutual guarantees with other subsidiaries of News Corporation for amounts owed to the bank under a collective overdraft facility of £20 million (approximately $34 million). News Corporation has indemnified the Company against any liabilities which the Company may be required to pay under these cross-guarantees. Management has been informed by News Corporation that no amounts were owed to HSBC Bank plc as of December 31, 2005 or June 30, 2005 which would be covered by these guarantees.

Note 9. Contingencies and commitments
a) Litigation

Echostar Litigation

On June 6, 2003, Echostar Communications Corporation, Echostar Satellite Corporation, Echostar Technologies Corporation and Nagrastar L.L.C. (collectively, “Echostar”) filed an action against the Company in the United States District Court for the Central District of California. Echostar filed an amended complaint on October 8, 2003, which purported to allege claims for violation of the Digital Millennium Copyright Act (“DMCA”), the Communications Act of 1934 (“CA”), the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, California’s Unfair Competition statute and the federal RICO statute. The complaint also purported to allege claims for civil conspiracy, misappropriation of trade secrets and interference with prospective business advantage. The complaint sought injunctive relief, unspecified compensatory and exemplary damages and restitution. On December 22, 2003, all of the claims were dismissed by the court, except for the DMCA, CA and unfair competition claims, and the court limited these claims to acts allegedly occurring within three years of the filing of Echostar’s original complaint.

After Echostar filed a second amended complaint, the Company filed a motion to dismiss this complaint on March 31, 2004. On July 21, 2004, the court issued an order directing Echostar to, among other things, file a third amended complaint within ten days correcting various deficiencies noted in the second amended complaint. Echostar filed its third amended complaint on August 4, 2004. On August 6, 2004, the court ruled that the Company was free to file a motion to dismiss the third amended complaint, which the Company did on September 20, 2004. The hearing occurred on January 3, 2005. On February 28, 2005, the court issued an order treating the Company’s motion to dismiss as a motion for a more definite statement, granting the motion and giving Echostar until March 30, 2005 to file a fourth amended compliant correcting various deficiencies noted in the third amended complaint. On March 30, 2005, Echostar filed a fourth amended complaint, which the Company moved to dismiss. On July 27, 2005, the court granted in part and denied in part the Company’s motion to dismiss, and again limited Echostar’s surviving claims to acts allegedly occurring within three years of the filing of Echostar’s original complaint. The Company believes these surviving claims are without merit and intends to vigorously defend against them.

On October 24, 2005, the Company filed its Amended Answer with Counterclaims, alleging that Echostar misappropriated the Company’s trade secrets, violated the Computer Fraud and Abuse Act and engaged in unfair competition. On November 8, 2005, Echostar moved to dismiss the Company’s counterclaims for conversion and claim and delivery, arguing that these claims were preempted and time-barred. Echostar also moved for a more definite statement of the Company’s trade secret misappropriation claim. On December 8, 2005, the court granted in part and denied in part Echostar’s motion to dismiss and for a more definite statement, but granted the Company leave to file amended counterclaims. On December 13, 2005, the Company filed its Second Amended Answer with Counterclaims, which Echostar answered on December 27, 2005. The court has set this case to go to trial in April of 2008.

Sogecable Litigation

On July 25, 2003, Sogecable, S.A. and its subsidiary Canalsatellite Digital, S.L., Spanish satellite broadcasters and customers of Canal+ Technologies SA (together, “Sogecable”), filed an action against the Company in the United States District Court for the Central District of California. Sogecable filed an amended complaint on October 9, 2003, which purported to allege claims for violation of the DMCA and the federal RICO statute. The amended complaint also purported to allege claims for interference with contract and prospective business advantage. The complaint sought injunctive relief, unspecified compensatory and exemplary damages and restitution. On December 22, 2003, all of the claims were dismissed by the court. Sogecable filed a second amended complaint. The Company filed a motion to dismiss the second amended complaint on March 31, 2004. On July 23, 2004, the court heard oral argument on the motion and advised that a formal ruling should be issued by early August. On August 4, 2004, the court issued an order dismissing the second amended complaint in its entirety. Sogecable had until October 4, 2004 to file a third amended complaint. On October 1, 2004, Sogecable notified the court that it would not be filing a third amended complaint, but would appeal the court’s entry of final judgment dismissing the suit to the United States Ninth Circuit Court of Appeals. Sogecable has filed a brief on appeal, the Company’s opposition was filed on August 22, 2005, and Sogecable filed its reply on September 6, 2005. The Court of Appeals has not yet set a date for oral argument on Sogecable’s appeal.

The International Electronic Technology Corp. Litigation

On April 18, 1997, International Electronic Technology Corp. (“IETC”) filed suit in the United States District Court for the Central District of California against the Company’s customers, Hughes, DIRECTV, Inc. and Thomson Consumer Electronics, Inc., alleging infringement of one U.S. patent and seeking unspecified damages and injunction.

Although not a party to this case, the Company has assumed the defense and agreed to indemnify the named defendants. The defendants have raised defenses, including non-infringement and invalidity. On September 22, 2005, the court issued an order construing certain terms in the patent as a matter of law, after an extensive delay due to the death of two judges previously assigned to the case. Following receipt of the claim construction order, defendants notified IETC that they intended to file a motion for summary judgment of non-infringement based on the claim construction. During a status conference with the court on January 9, 2006, IETC requested that defendants’ motion be deferred to permit it to seek additional document discovery. The court denied this request, and ordered IETC to make its request in response to defendants’ summary judgment motion. Defendants’ motion for summary judgment was filed on January 30, 2006.

b) Guarantees

In the normal course of business, the Company provides indemnification agreements of varying scopes, including limited product warranties and indemnification of customers against claims of intellectual property infringement made by third parties arising from the use of the Company’s products or services. The nature of these commitments has been considered in determining the revenues and costs recognized in these financial statements. Costs are accrued for known warranty and indemnification issues if a loss is probable and can be reasonably estimated. Historically, costs related to these warranties and indemnification agreements have not been significant, but because potential future costs are highly variable, the Company’s management is unable to estimate the maximum potential impact of these guarantees on the Company’s future results of operations.

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

In addition, the Company has operated employee share ownership schemes in the United Kingdom, Israel and the United States. These enable employees to enter into a fixed-term savings contract with independent financial institutions linked to an option to subscribe for Series A ordinary shares in the Company. The option price was set at a discount of between 15% and 20% of the quoted closing price of the Series A ordinary shares on The NASDAQ Stock Market (“NASDAQ”) on the last trading day before the announcement of the schemes. These schemes have now matured and there are currently no unvested options outstanding under these employee share ownership schemes.

All employees are entitled to participate in the plans, however (with the exception of the employee share ownership schemes which are open to all), management determines to whom and how many options are granted. The Company’s obligations under these stock option plans have been settled by issuing new Series A ordinary shares.

The following table summarizes information about the Company’s stock option transactions:

	F or the six months ended December 31, 2005

	Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Number	Price	(in years)	(in thousands)

Outstanding at July 1, 2005	4,337,513	$18.17
Granted	─	─
Exercised	(800,625)	$11.99
Forfeited	(19,935)	$15.79
Expired	─	─

Outstanding at December 31, 2005	3,516,953	$19.59	6.1	$76,243

Vested or expected to vest at December 31, 2005	3,500,769	$19.59	6.1	$75,894

Exercisable at December 31, 2005	2,918,056	$19.88	5.7	$62,480

	For the three months			For the six months
	ended December 31,			ended December 31,
(in thousands, except per share amounts)	2005		2004	2005		2004

Weighted average fair value of stock options granted
in period using the assumptions set out below	─		$23.71	─		$23.50

Total intrinsic value of options exercised	$15,680		$10,476	$20,391		$11,493

Stock-based compensation cost included within the statement of operations
Operating expenses	$735		$859	$1,712		$3,944
Tax benefit	(151)		─	(278)		(554)

Net of tax amount	$584		$859	$1,434		$3,390

Cash received from exercise of stock options	$6,990		$6,070	$9,787		$6,850

Tax benefit from exercise of stock options	$3,778	$	─	$4,578	$	─

As of December 31, 2005, the total compensation cost related to non vested awards not yet recognized was approximately $2.6 million and the weighted average period over which it is expected to be recognized is 1.1 years. No stock options have been granted to date in fiscal 2006. However, management may grant options later in the fiscal year, which would result in additional operating expenses being recorded.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. No stock options were granted in the six months ended December 31, 2005. The weighted average of the assumptions used for stock options granted in the six months ended December 31, 2004 were as follows: Risk free interest rate ─ 4.22%; Dividend yield ─ nil; Expected volatility ─ 80%; Expected life of stock options ─ 6.25 years. Expected volatility was based on historical volatility of the Company’s American Depositary Shares as quoted on NASDAQ. The expected life of stock options granted was derived from the historical activity of the Company’s stock options and represented the period of time that stock options granted were expected to be outstanding. The weighted average risk-free rate was the average interest rates of U.S. government bonds of comparable term to the stock options on the dates of the stock option grants. The dividend yield was assumed to be nil because the Company has not paid, and management does not currently expect to pay, a dividend. The stock options were granted at an exercise price equal to the closing market price on the last trading day before the date of grant. The terms of certain stock options were modified during the year ended June 30, 2005, as described below.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), “Share-Based Payment”. This standard requires the cost of employee compensation paid with equity instruments to be measured based on grant date fair values. That cost is recognized over the vesting period. SFAS No. 123 (R) became effective for the Company on July 1, 2005. The Company has adopted the modified prospective method to transition to SFAS No. 123 (R). For all periods ending prior to July 1, 2005, stock-based compensation was accounted for by using the intrinsic value-based method in accordance with APB No. 25, “Accounting for Stock Issued to Employees” (“APB25”) and the Company followed the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” As a result of adopting SFAS No. 123 (R) on July 1, 2005, the Company’s income before income taxes and net income for the three and six month periods ended December 31, 2005 was approximately $128 and $53 higher, respectively, than if it had continued to account for stock-based compensation under APB25.

The following table reflects the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions for stock option-based employee compensation using a Black-Scholes option valuation methodology, for periods prior to the adoption of SFAS No. 123 (R). These pro forma effects may not be representative of future stock option-based compensation expense since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period and additional stock options may be granted in future years. Additionally, the terms of certain stock options held by the Company’s previous Chief Financial Officer were modified on his departure, and the vesting of certain stock options was accelerated on June 27, 2005 (as discussed below).

	For the three	For the six
	months ended	months ended
(in thousands, except per share amounts)	December 31, 2004	December 31, 2004

Net income, as reported	$17,884	$35,501

Add: Stock option-based compensation cost included in the determination
of net income as reported (net of tax benefits of $─ and $554)	859	3,390

Deduct: Total stock option-based compensation determined under
fair value based method for all awards, (net of tax benefits of $509 and $570)	(1,869)	(4,071)

Pro-forma net income	$16,874	$34,820

Net income per share
Basic net income per share, as reported	$0.33	$0.65
Diluted net income per share, as reported	$0.32	$0.63

Pro-forma basic net income per share	$0.31	$0.64
Pro-forma diluted net income per share	$0.30	$0.62

In recognition of his contribution to the Company, the Remuneration Committee of the Company’s Board of Directors (“the Remuneration Committee”) modified the terms of certain vested stock options held by the previous Chief Financial Officer such that those stock options could have been exercised at any time prior to September 20, 2005 rather than lapsing on his departure in October 2004. The additional charge recorded in the statement of operations in the six months ended December 31, 2004 was $1,293, net of tax of $554.

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

Note 11. Abandoned property leases

In fiscal 2001, the Company decided to abandon its leased premises at Heathrow, England which the Company vacated in September 2000. Additional accruals were made in fiscal 2003, in fiscal 2004, and again in the three months ended December 31, 2004, as the Company was unable to assign the lease back to a former tenant. During the three months ended March 31, 2005 (the third quarter of the fiscal year ended June 30, 2005), the Company committed to reoccupy most of the premises and the Company reversed a part of the accrual previously made in that period; a further reversal was made in the three months ended September 30, 2005. The Company reoccupied part of the premises during the three months ended December 31, 2005; there are no plans to re-occupy the remaining part of the premises. All amounts accrued and reversed have been included within general and administrative expenses in the consolidated statement of operations, and within accrued expenses in the consolidated balance sheet. Additionally, during the three months ended December 31, 2005, the Company consolidated its U.S. operations at a single facility at Costa Mesa, California and abandoned its two previous premises in California. An accrual for obligations from the cease use date until the termination of the leases of those two abandoned properties was recorded during the three months ended December 31, 2005 in the consolidated statement of operations within cost of goods and services sold ─ operations.

The total accrual of $510 as of December 31, 2005 represents the Company’s remaining obligations under the leases for all these abandoned properties.

	For the three months		For the six months
	ended December 31,		ended December 31,
(in thousands)	2005	2004	2005	2004

Beginning of period	$402	$8,053	$1,141	$8,727
Additions	652	2,973	652	2,973
Reversals	─	─	(224)	─
Used	(531)	(546)	(1,049)	(1,091)
Foreign exchange movements	(13)	652	(10)	523

End of period	$510	$11,132	$510	$11,132

The cumulative amount paid through December 31, 2005 was $10,408 and the total amount charged to the profit and loss net of releases up to December 31, 2005 was $10,933.

Note 12. Pension expense

The elements of expense related to the defined benefit scheme which the Company operates are as follows:

	For the three months		For the six months
	ended December 31,		ended December 31,
(in thousands)	2005	2004	2005	2004

Service cost	$43	$43	$88	$85
Interest cost	241	224	486	443
Expected return on plan assets	(203)	(167)	(410)	(330)
Amortization of unrecognized net loss	144	112	290	221

	$225	$212	$454	$419

During the three months ended December 31, 2005, the Company made an additional voluntary cash contribution of $0.9 million into the defined benefit scheme.

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

Introduction

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations, and is organized as follows:

•
Overview of our business ─ This section provides a general description of our business, as well as recent developments that have occurred during fiscal 2006 that we believe are important in understanding the results of operations and financial condition or to disclose known future trends.

•
Critical accounting policies and estimates─ This section discusses our revenue accounting policies which we consider important to an understanding of our results of operations, and which require significant judgment and estimates on the part of management in application.

•
Results of operations ─ This section provides an analysis of our results of operations for the three and six month periods ended December 31, 2005 and 2004. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•
Liquidity and capital resources ─ This section provides an analysis of our cash flows for the six months ended December 31, 2005 and 2004. It includes a discussion of the financial capacity available to fund our future commitments and obligations, as well as a discussion of other financing arrangements.

Overview of our Business

We supply open end-to-end digital technology and services to digital pay-television platform operators and content providers. Our technologies include conditional access and microprocessor security, broadcast stream management, set-top box middleware, electronic program guides (“EPGs”), digital video recording (“DVR”) technologies and interactive infrastructure and applications. Our software systems, consultancy and systems integration services are focused on providing platform operators and content providers with technology to help them profit from the secure distribution of digital information and entertainment to consumer devices which incorporate various technologies supplied by us.

Our main customers are the digital pay-television platform operators who invest in a broadcast infrastructure to deliver video and data to multiple subscribers. A broadcast distribution infrastructure consists of three main elements:

1)	a broadcast head-end, which includes technologies which encrypt and package the video and other data into a broadcast stream;

2)
a distribution system which transmits the broadcast stream to an end-user (e.g. via satellite, broadband, cable, terrestrial). The distribution system may contain a “return path”, that is, a means for communications to be sent securely from the subscriber back to the broadcaster; and

3)
a set-top box which converts the broadcast signal into television video. Conditional access technologies (which include a smart card inserted into the set-top box) ensure that subscribers can only decrypt content for which they have been authorized by the platform operator. The set-top box also contains the technologies, including middleware, which enable the consumer to use features such as EPGs, DVRs and interactive applications.

We supply technologies which provide components within the broadcast head-end and in the set-top box. We supply smart cards and security maintenance services to maintain the security of the broadcast platform. Our technologies have been implemented to be used on a variety of distribution systems.

A platform operator can broadcast to an increasing number of subscribers by adding additional set-top boxes and the associated smart cards, without the need to add additional components to the head-end. Therefore, a broadcast platform is scalable within the design parameters. Accordingly, we charge fees that are dependent on the number of subscribers to the platform and the extent to which our technologies are actually used by subscribers. A part of our revenue growth derives from subscribers increasing the number of set-top boxes in their homes and upgrading their set-top boxes to newer models which contain additional functionality.

In addition to selling to platform operators, we may sell interactive applications to content providers. Such customers usually do not operate a broadcast platform, but provide content for transmission over a platform operator’s network. The applications we sell to content providers make use of the functions and capabilities of the broadcast infrastructure.

We work with suppliers of other components of a broadcast platform, such as broadcast equipment and set-top box manufacturers. A particular platform operator may purchase some components from our competitors. We integrate our technologies with those of other suppliers to provide a platform operator with the functionality required.

Our customers consist of a limited number of large digital pay-television platform operators who are introducing, marketing and promoting products and services that utilize our technology. We currently derive, and we expect to continue to derive, a significant portion of our revenues from a limited number of large customers. Our three largest customers are DIRECTV in the United States, BSkyB in the United Kingdom and Sky Italia in Italy. Together, these three customers contributed, directly and indirectly, approximately 70% of our revenues in the six months ended December 31, 2005. We expect that a limited number of customers will continue to contribute a significant portion of our revenues. If a large customer purchases significantly less of our products or services, defers or cancels orders or terminates its relationship with us, our revenues could decline significantly and as a result, our business, operating results and financial condition could be materially adversely affected.

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

A significant portion of our revenues is dependent upon our customers’ subscriber base, the growth in their subscriber base and the related quantities of set-top boxes deployed. If our customers’ subscriber numbers decline or do not continue to increase, we are unlikely to be able to generate substantial revenue growth or sustain our current revenue levels and, as a consequence, our business, operating results and financial condition could be materially adversely affected.

Unauthorized viewing and use of content may be accomplished by counterfeiting our technology or otherwise circumventing its security features. A significant incidence of signal theft could require the replacement of a platform operator’s smart cards sooner than otherwise planned. In those cases where we have accepted specific responsibilities for maintaining the security of a platform operator’s conditional access system, significant costs could be imposed on us if a security breach requires an accelerated replacement of smart cards.

Revenues can vary from period to period as our revenues reflect a small number of relatively large orders for our technology and services. These generally have long sales and order cycles, and delivery and acceptance of our products and services fluctuate over the course of these cycles. Our accounting policies frequently require us to defer revenue until after our technologies have been deployed by our customers.

We consider that we operate as a single segment and our business is managed as such. There are no separate divisions or profit centers. We assess the financial performance of our business by reviewing specific revenue streams in the aggregate and by customer. We assess our costs by considering individual cost centers and their aggregation into the general cost categories as described below.

Revenues

We derive revenues from:

1)
Fees for the supply of an initial system and subsequent additional functionality and maintenance services. These fees are typically based on the amount of manpower required to customize, integrate and install the system components and subsequently to maintain those components. We refer to such fees as “integration, development and support revenues.”

2)
Fees from the sale of smart cards and the provision of security maintenance services. These fees are typically based on the number of smart cards supplied and the number of subscribers and/or smart cards authorized for a particular platform. Our fees may be reduced if the security of the system is compromised. We refer to fees from the sales of smart cards and the provision of security maintenance services as “conditional access revenues.”

3)
Fees linked to the deployment and use of our technologies. These fees are typically based on the number of set-top boxes manufactured or deployed which contain the relevant technologies. Other fees may be based on the extent to which the technologies are used by subscribers. For example, we may receive a share of incremental revenues generated by a platform operator or content provider from an application which incorporates our technologies. We refer to such fees as “license fees and royalties.”

These different types of fees are presented as three separate revenue streams in our statement of operations because they are influenced by different external factors.

We distinguish between revenues from “established technologies” and revenues from “new technologies”. We categorize revenues from established technologies as comprising revenue from conditional access, middleware and program guide technologies and fees from the customization and integration of those technologies into head-end systems and set-top boxes. Revenues from these technologies are allocated between the three different revenue streams identified above. We aggregate under our separate New technologies revenue stream all revenues which we derive from DVR technologies, technologies involving the distribution of video content over broadband networks (“IP-TV”), interactive infrastructure and applications, and games and gaming. As our business develops, we will consider whether these groupings of revenue remain appropriate.

Costs and expenses

Our costs and expenses consist of the physical and processing costs of smart cards, personnel, travel and facilities costs, royalties paid for the right to use and sub-license certain intellectual property rights owned by third parties and the amortization of intangible assets, being intellectual property rights which we have acquired for incorporation within our technologies.

The physical costs of smart cards include the costs of the integrated circuits manufactured by third party suppliers, the micro-module which houses the computer chips and the plastic body of the smart cards. We do not manufacture smart cards, but our engineers design computer chips embedded in the smart cards. We arrange for the chips to be manufactured and assembled by third party suppliers. Smart card costs are dependent upon the costs of raw materials, including the cost of computer chips, plastic and assembly, and the quantity of smart cards purchased and processed in any period.

Personnel and facilities costs are allocated to four categories: operations, research and development, sales and marketing, and general and administration. We have employees and facilities in the United Kingdom, the United States, Israel, India, France, Denmark, Korea, China, Hong Kong and Australia.

We classify operations costs as part of cost of goods and services sold. Operations costs include the costs of personnel and related costs, including an allocation of facilities costs, associated with our customer support and with integration and development activities undertaken under a customer contract. Operations costs include the costs of operating our two smart card processing plants, including the depreciation of our smart card processing equipment. Our operations costs have increased during the first six months of fiscal 2006 as a result of a greater proportion of our total technical employees being deployed on customer projects, as well as an increase in the total number of our technical employees.

Research and development costs consist mainly of personnel and related costs, including an allocation of facilities costs, attributable to our technical employees who are developing our technology and adapting it for specific customer requirements. These costs also include consumables and the depreciation of equipment used in development and test activities and are net of the benefit of grants and other incentives. Our research and development costs have declined during the first six months of fiscal 2006. As a result of a greater proportion of our technical employees being deployed on customer projects (and the cost therefore being included within operations), a corresponding lower proportion of our technical employees have been deployed on developing our technology and adapting it for specific customer requirements.

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

Critical accounting policies and estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The arrangements under which we supply technologies and services to our customers are complex and require us to make an assessment as to the most appropriate way to recognize revenue in accordance with GAAP.

Where an arrangement includes more than incidental software elements, we follow Statement of Position 97-2: “Software Revenue Recognition” (“SOP 97-2”). Where an arrangement does not involve the supply of software and that arrangement is separate from an arrangement for the supply of software, we follow Staff Accounting Bulletin No. 104: “Revenue Recognition,” (“SAB 104”) and Emerging Issues Task Force Issue No. 00-21: “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Many of our arrangements cover the supply of multiple deliverables. We have to make an assessment of the value of any undelivered elements of an arrangement in the manner required by GAAP and to defer revenue unless and until the criteria specified by GAAP have been met. As our business develops, other accounting guidance may become applicable. A summary of our revenue recognition accounting policies is set out in Note 3 to the accompanying unaudited consolidated financial statements. We set out below how we apply the policies to our different types of commercial arrangements:

Conditional access revenues

Our conditional access revenue stream comprises revenues from the sale of smart cards and the provision of security maintenance services to customers using our established technologies. Most of the arrangements for the supply of smart cards and the provision of security services are separate from arrangements for the supply of the initial broadcast platform and do not involve the supply of software. Accordingly, they are accounted for under the principles of SAB 104 and EITF 00-21.

Conditional access ─ Smart cards

Smart cards are hardware devices which we sell to platform operators for distribution to and use by their subscribers. Revenue derived from sales of smart cards is recognized upon delivery of the smart cards in accordance with contractual terms. Appropriate provision is made for warranty and similar arrangements agreed with customers.

Conditional access ─ Security services

For some contracts, we receive fees from platform operators for the maintenance of security of conditional access systems for a specified duration which is typically between 24 and 48 months. Such services provide the platform operator with a greater level of security than would be obtained by simply relying on the security features contained within the smart card. Fees are received over the duration of the agreed service period and are related to the number of subscribers or authorized smart cards of the relevant broadcast platform. These revenues are recognized over the term of the security contract in the period in which the security maintenance activities are performed. In some instances, the maintenance of security includes a requirement to replace a population of smart cards with a supply of “changeover cards” which is considered a separate unit of accounting. In such instances, an amount of maintenance income is deferred and recognized when the changeover cards are delivered. The amount of revenue to be deferred is based on the fair value of the undelivered future changeover cards. The estimate of the amount of revenue to be deferred requires management to make assessments of the timing of the card changeover, the volume of changeover cards to be supplied and a fair unit revenue for those smart cards.

There were no card changeovers during the three and six month periods ended December 31, 2005 or 2004, although we have obligations to supply changeover cards in future periods. Accordingly the amount of revenue deferred under this type of arrangement has increased from $87.9 million as of June 30, 2005 to $111.6 million as of December 31, 2005.

Integration, development and support revenues

The arrangements under which we generate integration, development and support revenues typically involve the supply of software and are therefore accounted for in accordance with SOP 97-2. Such arrangements may involve multiple deliverables. In order to determine when we can recognize revenue under these arrangements we have to assess whether we have delivered all the elements contained within the arrangement. If there are undelivered elements, we have to consider whether we have vendor specific objective evidence of the value of the undelivered elements. Where no such vendor specific objective evidence is available, we defer recognizing revenue until all items have been delivered. Where the only undelivered element relates to post-contract support we recognize all revenue arising from the arrangement over the period over which post-contract support is provided. Revenue recognized is allocated to the appropriate revenue stream within our statement of operations. The assessment of these matters is complex and requires management to assess whether the value attributed to undelivered elements is supported by adequate vendor specific objective evidence. As a result of applying GAAP, revenue may be recognized after the technology has been deployed commercially by the platform operator or content owner.

License fees and royalty revenues

License fee and royalty revenue is earned from the supply of software and accordingly is accounted for in accordance with SOP 97-2. Royalties are generally a function of the quantity of set-top boxes manufactured or deployed, which in turn is dependent upon the ability of the platform operator or service provider to generate new subscribers. The arrangements under which we earn royalty income and the application of SOP 97-2 to those arrangements typically result in revenues being recognized over a period of several years after the underlying software has been delivered. Subject to the other criteria of SOP 97-2 having been met, revenues are recognized when we have sufficiently reliable evidence of the volumes of set-top boxes manufactured or deployed. This is typically one to three months after actual manufacture or deployment.

Results of operations

Commentary on three and six month periods ended December 31, 2005

Revenue

Revenue for the periods under review was as follows:

	For the three months
	ended December 31,
(in thousands)	2005	2004	Change	% Change

Conditional access	$87,619	$86,719	$900	+1%
Integration, development & support	11,860	12,017	(157)	-1%
License fees & royalties	26,941	18,838	8,103	+43%
New technologies	23,047	21,540	1,507	+7%
Other	2,736	2,509	227	+9%

Total revenue	$152,203	$141,623	$10,580	+7%

	For the six months
	ended December 31,
(in thousands)	2005	2004	Change	% Change

Conditional access	$170,764	$177,043	$(6,279)	-4%
Integration, development & support	25,694	28,825	(3,131)	-11%
License fees & royalties	51,507	34,838	16,669	+48%
New technologies	43,906	38,510	5,396	+14%
Other	4,827	3,686	1,141	+31%

Total revenue	$296,698	$282,902	$13,796	+5%

The increase in conditional access revenues in the three months ended December 31, 2005 compared to the corresponding period in fiscal 2005 is due to higher security fees, offset in part by lower deliveries of smart cards. For the six months ended December 31, 2005, the increase in security fees was more than offset by lower deliveries of smart cards in the corresponding period.

The quantity of smart cards delivered in each period was as follows:

	For the three months		For the six months
	ended December 31,		ended December 31,
(in millions)	2005	2004	2005	2004

Number of smart cards delivered	6.1	8.1	11.6	17.0

The decrease in smart card sales in the three and six month periods ended December 31, 2005 compared to the corresponding periods in fiscal 2005 reflects lower demand from DIRECTV and Sky Italia. In the prior fiscal year, shipments were exceptionally high due to a new DIRECTV contract and the migration of all Sky Italia customers to NDS technology.

The number of authorized smart cards in use at our broadcast platform customers has grown as follows:

	For the three months		For the six months
	ended December 31,		ended December 31,
(in millions)	2005	2004	2005	2004

Number of authorized cards, beginning of period	58.5	47.8	56.7	44.0
Net additions	2.9	4.0	4.7	7.8

Number of authorized cards, end of period	61.4	51.8	61.4	51.8

There has been growth in authorized cards in use across most of our broadcast platform customers. However, the increases in the three and six month periods ended December 31, 2005 were less than the increases in the corresponding respective periods of the previous fiscal year which were favorably impacted by the migration of Sky Italia subscribers to NDS technology.

Revenues from integration, development and support decreased by 1% in the three months ended December 31, 2005, compared to the corresponding quarter of the previous fiscal year, and by 11% in the six months ended December 31, 2005, compared to the corresponding period of the previous fiscal year. Revenue in the first six months of fiscal 2006 from integration, development and support related to the delivery of a series of enhancements to our customers and some middleware development revenue. The prior year included revenue from the migration of Sky Italia subscribers to NDS technology.

Revenues from license fees and royalties increased by 43% in the three months ended December 31, 2005 and by 48% in the six months then ended, compared to the corresponding respective periods in fiscal 2005. The increase was mainly due to middleware supplied to DIRECTV, who, in early summer 2005, commenced the download of our MediaHighway middleware to certain models of set-top boxes in use by their subscribers. The increase in the cumulative number of MediaHighway-enabled set-top boxes in each period was as follows:

	For the three months		For the six months
	ended December 31,		ended December 31,
(in millions)	2005	2004	2005	2004

Number of MediaHighway-enabled set-top boxes,
beginning of period	26.7	18.8	20.4	18.4
Additions	7.4	0.5	13.7	0.9

Number of MediaHighway-enabled set-top, end of period	34.1	19.3	34.1	19.3

The increase in revenues from new technologies in the three and six month periods ended December 31, 2005, compared to the corresponding period of the previous fiscal year, was due to the increase in revenue from interactive infrastructure, gaming applications and our Synamedia IP-TV technologies. This was due to the higher number of subscribers using our technology and the addition of our technology on new platforms. We also received higher development and royalty income related to the deployment of our advanced DVR technologies by several of our customers.

The increase in the cumulative number of DVR-enabled set-top boxes in each period was as follows:

	For the three months		For the six months
	ended December 31,		ended December 31,
(in millions)	2005	2004	2005	2004

Number of DVR-enabled set-top boxes, beginning of period	1.7	0.7	1.4	0.4
Additions	0.3	0.2	0.6	0.5

Number of DVR-enabled set-top, end of period	2.0	0.9	2.0	0.9

During the quarter DIRECTV commenced deployment of our DVR technology within their new generation set-top box. Our revenues under our set-top box technology contract with DIRECTV are substantially dependent upon the number of DVR set-top boxes manufactured and deployed. We expect such revenues to increase in the future.

In addition to the matters referred to above, comparisons of revenues for the three and six month periods ended December 31, 2005 to the corresponding periods of the previous fiscal year were also affected by the relative strength of the U.S. dollar in the first six months of fiscal 2006 compared to the first six months of fiscal 2005. Approximately 50% of our revenues are denominated in currencies other than the U.S. dollar (principally pounds sterling and euros). We estimate that the stronger U.S. dollar has adversely impacted our total reported revenues by approximately 2%.

Cost of goods and services sold and gross margin

Cost of goods and services sold and gross margin for the periods under review were as follows:

	For the three months
	ended December 31,
(in thousands)	2005	2004	Change	% Change

Smart card costs	$23,082	$32,543	$(9,461)	-29%
Operations	34,902	17,056	17,846	**
Royalties	2,781	4,683	(1,902)	-41%
Other	1,011	104	907	**

Total cost of goods and services sold	$61,776	$54,386	$7,390	+14%

Gross margin	$90,427	$87,237	$3,190	+4%

Gross margin as a percentage of revenues	59.4%	61.6%	-2.2%	**

**: Not meaningful.

	For the six months
	ended December 31,
(in thousands)	2005	2004	Change	% Change

Smart card costs	$44,707	$71,342	$(26,635)	-37%
Operations	68,581	32,609	35,972	**
Royalties	5,678	7,758	(2,080)	-27%
Other	2,633	244	2,389	**

Total cost of goods and services sold	$121,599	$111,953	$9,646	+9%

Gross margin	$175,099	$170,949	$4,150	+2%

Gross margin as a percentage of revenues	59.0%	60.4%	-1.4%	**

**: Not meaningful.

We consider that gross margin, defined as revenues less costs and expenses associated with those revenues (i.e. cost of goods and services sold), is an important measure for our management and investors. We consider that it gives a measure of profitability that distinguishes between those costs which are broadly a function of direct revenue-earning activities and costs which are of a general nature or which are incurred in the expectation of being able to earn future revenues.

The decrease in smart card costs in the three and six month periods ended December 31, 2005 compared to the corresponding periods of the previous fiscal year was due to the lower volume of smart cards delivered in the periods as noted above. Operations costs include employee and facilities costs related to smart card processing, customer support and development projects undertaken under customer contracts. The increase over the corresponding period of the prior fiscal year was due to an increase in the number of our employees working on development, integration and support activities for our customers. Royalty costs are a function of particular revenue items and the change in royalty expense for the periods was due to changes in the mix of revenues.

As a consequence of these factors, gross margin as a percentage of revenues was 59.4% for the three months ended December 31, 2005, compared to 61.6% for the corresponding period of the prior fiscal year. For the six months ended December 31, 2005, gross margin as a percentage of revenues was 59.0%, compared to 60.4% for the corresponding period of the prior fiscal year.

Operating expenses

Operating expenses for the periods under review may be analyzed as follows:

	For the three months
	ended December 31,
(in thousands)	2005	2004	Change	% Change

Research & development	$36,341	$40,333	$(3,992)	-10%
Sales & marketing	6,734	6,053	681	+11%
General & administration	9,197	15,183	(5,986)	-39%
Amortization of intangibles	2,458	3,189	(731)	-23%
Other	1,377	(1,652)	3,029	**

Total operating expenses	$56,107	$63,106	$(6,999)	-11%

**: Not meaningful.
	For the six months
	ended December 31,
(in thousands)	2005	2004	Change	% Change

Research & development	$66,445	$78,654	$(12,209)	-16%
Sales & marketing	14,005	12,119	1,886	+16%
General & administration	17,774	27,285	(9,511)	-35%
Amortization of intangibles	4,796	6,290	(1,494)	-24%
Other	2,024	(2,814)	4,838	**

Total operating expenses	$105,044	$121,534	$(16,490)	-14%

**: Not meaningful.

Our main operating costs are employee costs, facilities costs, depreciation and travel costs.

Our employee numbers (including contractors) have increased over the period under review, as follows:

	For the three months		For the six months
	ended December 31,		ended December 31,
	2005	2004	2005	2004

Number of employees, beginning of period	2,640	2,119	2,508	2,004
Additions	85	115	217	230

Number of employees, end of period	2,725	2,234	2,725	2,234

We have continued to recruit software development engineers and staff supporting customers. As a consequence of higher employee numbers, we have occupied additional facilities in England, California and India and increased our infrastructure costs. Accordingly, our total operating costs (including that portion reported within cost of goods and services sold ─ operations) have increased.

A higher proportion of our engineering activities have been involved in revenue-generating projects for our customers and this has resulted in a higher amount and proportion of the total costs of our technical employees being classified as cost of goods and services sold ─ operations. The residual costs of our technical employees represent research and development expenses, being the cost of employees and related items associated with research activities and development activities undertaken at our risk. Such activities involve a mixture of internal research and software development projects focused on the digital broadcasting industry and projects focused on improving functionality to our existing product portfolio. Research and development expenses decreased by 10% and 16% for the three and six month periods ended December 31, 2005, respectively, compared to the corresponding periods of the prior fiscal year as a result of a lower proportion of development projects being undertaken at our risk. In addition, in the six months ended December 31, 2005, we received a $5.3 million grant from the French government as a consequence of being engaged in eligible research projects.

During the three and six month periods ended December 31, 2005, sales and marketing expenses increased by 11% and 16%, respectively, as a result of increased activity, particularly in Europe and Asia.

During the three and six month periods ended December 31, 2005, general and administrative expenses decreased by 39% and 24%, respectively. During the three months ended December 31, 2004, we recorded an accrual of $3.0 million in respect of lease commitments for a property at Heathrow, England which we had abandoned in 2000. Subsequent to December 31, 2004 management committed to reoccupy part of these premises and the accrual was reversed in the three months ended March 31, 2005 (the third quarter of fiscal 2005). Additionally, legal expenses and stock-based compensation expenses were lower in the three and six month periods ended December 31, 2005 than in the corresponding periods of the prior fiscal year.

In addition to the matters referred to above, comparisons of expenses for the three and six month periods ended December 31, 2005 to the corresponding periods of the previous fiscal year were also affected by the relative strength of the U.S. dollar in the first six months of fiscal 2006 compared to the first six months of fiscal 2005. Approximately 49% of our total expenses are denominated in currencies other than the U.S. dollar (principally pounds sterling and euros). We estimate that the stronger U.S. dollar has favorably impacted our total reported expenses by approximately 2%.

Operating income and other items

As a result of the factors outlined above, operating income was $34.3 million (or 22.5% of revenue) for the three months ended December 31, 2005, compared to $24.1 million (or 17.0% of revenue) for the corresponding period of the previous fiscal year. For the six months ended December 31, 2005, operating income was $70.1 million (or 23.6% of revenue) compared to $49.4 million (or 17.5% of revenue), for the corresponding period of the previous fiscal year.

Interest income earned on cash deposits was $3.5 million and $6.4 million for the three and six month periods ended December 31, 2005, respectively, compared to $2.8 million and $4.8 million, respectively, for the corresponding period of the previous fiscal year. The increases were due to higher average cash balances and higher interest rates.

Our effective tax rate was 31.4% and 30.6% for the three and six month periods ended December 31, 2005, respectively, compared to 33.7% and 34.6%, respectively, for the corresponding period of the previous fiscal year. The decrease in the rates was due to lower effective tax rates in our non-U.K. operations.

As a consequence of all these factors, net income for the three months ended December 31, 2005 was $26.0 million, or $0.46 per share ($0.45 per share on a diluted basis), compared to $17.9 million, or $0.33 per share ($0.32 per share on a diluted basis), for the three months ended December 31, 2004. For the six months ended December 31, 2005 the factors described above resulted in net income of $53.1 million, or $0.95 per share ($0.92 on a diluted basis), compared to $35.5 million, or $0.65 per share ($0.63 per share on a diluted basis), for the corresponding period of the prior fiscal year.

Recent accounting pronouncements

Total operating expenses for the three and six month periods ended December 31, 2005 include a charge in respect of stock option expenses of $0.7 million and $1.7 million, respectively. The equivalent charges in the corresponding period of the prior fiscal year amounted to $0.9 million and $3.9 million, respectively.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment” (“SFAS No. 123(R)”). This standard requires the cost of employee compensation paid with equity instruments to be measured based on grant-date fair values. That cost is recognized over the vesting period. SFAS No. 123 (R) became effective for the Company on July 1, 2005. We have adopted the modified prospective method to transition to the SFAS No. 123 (R). The charge recorded in the corresponding period of the prior fiscal year arose only in respect of stock options whose terms had been modified because stock option compensation was accounted for by using the intrinsic value-based method in accordance with APB No. 25, “Accounting for Stock Issued to Employees” (“APB25”). As a result of adopting SFAS No. 123 (R) on July 1, 2005, our income before income taxes and net income for the three and six month periods ended December 31, 2005 was approximately $128 and $53 higher, respectively, than if we had continued to account for stock-based compensation under APB25.

Additionally, in June 2005, the Remuneration Committee of our Board of Directors modified the terms of certain unvested out-of-the-money stock options granted under our stock option plans. The Remuneration Committee’s decision to accelerate the vesting of these stock options was in anticipation of compensation expense to be recorded subsequent to the effective date of SFAS No. 123 (R) on July 1, 2005. The acceleration eliminated approximately $1.7 million ($1.5 million net of tax) which would otherwise have been recorded as an operating expense in the three months ended December 31, 2005. For the six months ended December 31, 2005, the acceleration eliminated approximately $3.4 million ($3.1 million net of tax) which would otherwise have been recorded as an operating expense.

SFAS No. 123 (R) also requires excess tax benefits realized on the exercise of stock options to be shown as a financing cash inflow rather then as part of cash provided by operating activities. The amount so recorded in the six months ended December 31, 2005 was $4.6 million.

As of December 31, 2005, the total compensation cost related to non-vested awards not yet recognized was approximately $2.6 million and the weighted average period over which it is expected to be recognized was 1.1 years. No stock options have been granted to date in fiscal 2006; however we may grant stock options later in the fiscal year, which would result in additional operating expenses being recorded. Further information about the effect of adopting SFAS No. 123(R) is provided in Note 10 to the accompanying unaudited consolidated financial statements.

Liquidity and capital resources

Current financial condition

Our principal source of liquidity is internally generated funds. We also have access to the worldwide capital markets.

As of December 31, 2005, we had cash and cash equivalents of $380 million. Our accumulated cash is being held with the intention of using it for the future development of the business and there are currently no plans to pay any dividends to shareholders. We believe that we have sufficient working capital resources for our present requirements. Our internally generated funds are dependent on the continued profitability of our business. As of December 31, 2005, and as of the date of this quarterly report, we have an unused credit facility to borrow up to £30 million (equivalent to approximately $52 million) from a subsidiary of News Corporation. No amounts were drawn under this facility during the six month period ended December 31, 2005.

The principal uses of cash that affect the Company’s liquidity position include purchases of smart cards, operational expenditures, capital expenditures, acquisitions and income tax payments.

Sources and uses of cash

We had a net inflow of cash of $41.1 million in the six months ended December 31, 2005, compared to a net cash inflow of $27.3 million in the six months ended December 31, 2004.

Net cash provided by operating activities was as follows:

	For the six months ended December 31,

(in thousands)	2005	2004
Net cash provided by operating activities	$44,447	$28,728

The increase in net cash provided by operating activities in the six months ended December 31, 2005 reflects lower payments for the purchase of smart cards and lower tax payments. These factors were offset in part by lower receipts from customers, due to high billings in December 2005 which were not due for payment as of December 31, 2005. As a result of the period end billings, the accounts receivable balance was higher at December 31, 2005 as compared to June 30, 2005. Additionally, payments of payroll costs, travel expenses and facilities costs were higher in the six months ended December 31, 2005, compared to the corresponding period of the previous fiscal year, as a result of an increase in the number of our employees.

Net cash used in investing activities was as follows:

	For the six months ended December 31,
(in thousands)	2005	2004
Capital expenditure	$14,632	$8,461
Business acquisitions, net of cash acquired	3,121	17
Proceeds from sale of investments	─	(232)
Net cash used in investing activities	$17,753	$8,246

The increase in capital expenditure was due to investment in new facilities in the United Kingdom, India and the United States, and higher purchases of technical equipment required to support our customers. In addition, during the six months ended December 31, 2005, we acquired NT Media Limited for initial cash consideration and costs totalling $3.1 million. Further payments may be made under the terms of the acquisition agreement up to a maximum of approximately $4 million over the next three years.

Net cash generated by financing activities was as follows:

	For the six months ended December 31
(in thousands)	2005	2004
Issuance of shares	$9,787	$6,850
Excess tax benefits realized on exercise of stock options	4,578	─
Net cash generated by financing activities	$14,365	$6,850

Cash generated by financing activities comprises proceeds from the issuance of shares as a result of stock options exercised by employees. Higher numbers of stock options were exercised by employees during the six months ended December 31, 2005 than in the six months ended December 31, 2004. Certain stock option exercises result in a tax benefit higher than the amounts recorded in the statement of operations. Following the adoption of SFAS No. 123 (R) which became effective for us on July 1, 2005, such benefits are shown as a financing cash flow to the extent that they are realized, rather than as part of cash provided by operating activities as previously required.

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

Risk Factors

Prospective investors should consider carefully the risk factors set out below before making an investment in the Company’s securities.

Our business will suffer if we do not respond to commercial and technological changes affecting the broadcasting industry.

Our business and the market in which we operate are characterized by rapid commercial and technological change, evolving industry standards and frequent product enhancements. Many digital broadcasters are seeking more sophisticated software which will afford them greater flexibility in delivering content such as news, films and sports. They are also seeking to offer additional services, such as middleware, EPGs, games, gaming and other interactive applications, DVR functionality, home networks services and other services.

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

Our business may suffer if we and our customers do not respond to commercial and technological changes affecting the business of delivering information and entertainment, especially the threat of the internet and IP-TV technologies.

Our customers are mainly pay-television platform operators. As technologies develop, other means of delivering information and entertainment to consumers’ televisions are evolving. In particular, telecommunication companies and internet service providers are seeking ways to compete with traditional television companies. As a result, our largest customers may face increased competition which could affect their ability to attract and retain subscribers. If we and our customers do not respond to these commercial and technological changes, our business, operating results and financial condition could be materially adversely affected.

Our operating results and growth could decline if our customers’ subscriber bases do not continue to increase.

A significant portion of our revenues is derived from the sale of smart cards to our customers and ongoing fees paid by our customers on a monthly basis based on the number of active subscribers or authorized smart cards. We also receive royalties based on each set-top box manufactured or deployed which incorporates our technology. Therefore, a significant portion of our revenues is dependent upon our customers’ subscriber numbers, the growth in those numbers, the degree to which set-top boxes are replaced with enhanced models and the number of set-top boxes in each subscriber’s home. If our customers’ subscriber numbers do not continue to increase, we may be unable to generate substantial revenue growth or sustain our current revenue levels and, as a consequence, our business, operating results and financial condition could be materially adversely affected.

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

We expect over the next several years to sell advanced technology solutions for the television market, including DVR functionality, games, gaming and other interactive applications, home networks services and other services. The market for advanced television technology solutions is still new and evolving. Historically, we have derived only a relatively small percentage of our total revenue from these offerings. We cannot be certain that the demand for or the market acceptance of these technologies will develop as we anticipate, and even if they do, we cannot be certain that we will be able to market these solutions effectively and successfully respond to changes in consumer preferences. In addition, our ability to market those solutions will be affected to a large degree by platform operators. If platform operators determine that our solutions do not meet their business or operational expectations, they may choose not to offer our applications to their customers. To the extent that platform operators and content providers fail to renew or enter into new or expanded contracts with us for provision of advanced technologies, we will be unable to maintain or increase the associated revenue from those offerings. Moreover, due to global economic conditions, platform operators may slow the pace of their deployment of these advanced services and such action would negatively impact our revenues. Accordingly, our ability to generate substantial revenues from our advanced technology solutions offerings is uncertain.

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

We compete with numerous companies both to attract new customers and to retain our existing customers. Such competition may cause us to lose market share and may result in reduced profit margins. It may also hinder our ability to develop our business in areas such as DVRs, middleware, interactive television services and IP-TV. In addition, some of the companies that currently operate in the software business, but which have not historically been active competitors of ours may, in the future, through acquisitions or the development of their own resources, seek to enter and obtain significant market share in our current or planned business areas. Increased competition from existing or new competitors could result in price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business, operating results and financial condition.

We derive a significant portion of our revenues from a limited number of large customers. Our revenues could decline significantly if any of these customers significantly reduces its purchases of our technology or services or terminates its relationship with us.

Our growth has depended historically on large digital satellite broadcasters introducing, marketing and promoting products and services that utilize our technology. We currently derive, and we expect to continue to derive, a significant portion of our revenues from a limited number of large customers. Our three largest customers are DIRECTV in the United States, BSkyB in the United Kingdom and Sky Italia in Italy. In the six months ended December 31, 2005, these three customers accounted directly and indirectly for approximately 70% of our total revenues. We expect that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues, although the particular customers may vary from period to period. If a large customer purchases significantly less of our products or services, defers or cancels orders, or terminates its relationship with us, our revenues could decline significantly and as a result, our business, operating results and financial condition could be materially adversely affected.

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

We are not currently a member of CableLabs, the research and development consortium managing the OpenCable initiative, or certain other standards setting organizations. While we are involved in the activity of CableLabs and while we continually assess our position with respect to any relevant standards setting organizations, and have joined several of them, our failure to participate in certain organizations may affect the willingness of their respective members to conduct business with us and this may adversely affect our ability to sell products or services to cable network operators or other potential customers that are members of those organizations. If that were to be the case, our ability to continue to grow our business might be adversely affected.

The nature of our business is such that our operating results may fluctuate from period to period.

Our operating results have varied in the past from quarter to quarter and from year to year and are likely to vary from period to period in the future. Historically, our revenues have reflected a small number of relatively large orders for our technology and services, which generally have long sales and order cycles. Additionally, our customers may replace their subscribers’ smart cards from time to time to maintain the security of their conditional access systems and this significantly affects our revenue in periods when we supply such replacement smart cards. As a result, we believe that period-to-period comparisons of our operating results may not be a good indication of our future performance. Our actual results may differ from analyst expectations, which could adversely affect the price of our securities.

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

Our revenue recognition policy, in particular, is a key component of our results of operations and is based on complex rules that require us to make judgments and estimates. In applying our revenue recognition policy, we must determine what portions of our revenue are recognized currently and which portions must be deferred. Because different contracts may require different accounting treatment, it may be difficult for investors to properly assess our financial condition or operating results unless they carefully review all of our financial information, including our consolidated financial statements and notes thereto.

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

A risk inherent in our international operations is the exposure to fluctuations in currency exchange rates. Certain of our customer contracts denominate prices in pounds sterling or in euros. During the six months ended December 31, 2005, approximately 29% of our revenues were denominated in pounds sterling and a further 21% were denominated in euros. Some of our smart card costs and our operating expenses are denominated in pounds sterling and euros. During the six months ended December 31, 2005, we estimate that approximately 49% of our total cost of sales and operating expenses were denominated in pounds sterling or in euros. As a result, we are exposed to fluctuations in exchange rates which may have a material adverse effect on our business, operating results and financial condition.

Additionally, although most of our contracts with customers in Latin America and the Asia-Pacific region are denominated in U.S. dollars, those customers are affected by fluctuations in their local currencies and by exchange control regulations which may restrict their ability to remit payments to us.

We are subject to certain risks relating to our operations in Israel.

We have research and development facilities in Israel and we have customers in Israel. Therefore, we are directly influenced by the political, economic and security conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade or the movement of people within Israel or between Israel and other countries, could significantly harm our business, operating results and financial condition. Additionally, certain of our employees are currently required to perform annual reserve duty in the Israeli Defense Force and are subject to being called for active military duty at any time. We have, in the past, operated effectively under these requirements. We cannot predict the effect of these obligations on us in the future.

We are controlled by, and are dependent upon our relationship with, News Corporation.

We are controlled by News Corporation. As of the date hereof, News Corporation beneficially owns approximately 74.7% of our total issued and outstanding share capital. Because News Corporation beneficially owns 100% of our Series B ordinary shares, which have ten votes per share (as opposed to our Series A ordinary shares which have one vote per share), it controls approximately 96.7% of our voting power. By reason of such ownership, News Corporation is able to control the composition of our entire Board of Directors and to control the votes on all other matters submitted to a vote of our shareholders. Four of our eight current Directors have been appointed by News Corporation. Additionally, Dr. Abe Peled, our Chairman and Chief Executive Officer, is a member of News Corporation’s Executive Management Committee and from time to time is involved in matters pertaining to News Corporation’s wider business interests.

Businesses in which News Corporation has an interest currently account for, and are expected to continue to account for, a significant portion of our revenues. During the six months ended December 31, 2005, approximately 77% of our total revenues were derived directly from businesses in which News Corporation has an interest. Those businesses include our three largest customers. Although we believe the terms of our contracts with such related parties are no less favorable to us than those that we could obtain from unrelated third parties, we cannot assure you that this is the case.

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

At our annual general meeting held on October 31, 2005, shareholders authorized our Board of Directors, pursuant to Section 80 of the U.K. Companies Act 1985, to allot relevant securities (including ordinary shares, other equity securities and the right to subscribe for or convert securities) for further issuance for a period expiring November 1, 2010. At the same time, our Board of Directors were empowered, pursuant to Section 95 of the U.K. Companies Act 1985, to allot equity securities for cash on a non-pre-emptive basis without first being required to offer them to existing shareholders.

We may issue equity securities in connection with possible future business acquisitions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The only significant financial market risk to which we are exposed is to changes in foreign exchange rates. We operate in international markets and have operational presence in several countries. Accordingly, our costs and revenues are denominated in a mixture of U.S. dollars, pounds sterling and euros. Historically, we have not entered into free-standing derivative contracts to hedge foreign exchange exposure arising from operating activities. We expect to review this policy from time to time as circumstances change. No derivative instruments were outstanding as of December 31, 2005.

In certain countries in which we have operations, we are required to make severance payments to employees leaving employment in certain circumstances, on the basis of the latest monthly salary for each year of service. This liability is provided for by payments of premiums to insurance companies under approved plans. The obligation as of December 31, 2005 in the consolidated balance sheet was $27.4 million. The value of insurance policies which substantially fund this obligation as of December 31, 2005 was $21.9 million and is included within the consolidated balance sheet as other non-current assets. The bulk of the arrangements relates to our Israeli employees. Because the gross liability reflects the contracts of employment, it is denominated in U.S. dollars, whereas the amount funded by insurance policies is regulated by the government of the State of Israel and is denominated in Israeli shekels. Accordingly, the difference between the gross liability and the amount funded by insurance policies is subject to fluctuations depending on the relative values of the U.S. dollar and Israeli shekel.

As of December 31, 2005, approximately 87% of our cash was held in U.S. dollars and 8% in pounds sterling, with the remainder being held primarily in euros. Our policy is to hold cash on deposits of up to three month maturity. In the future, we may place cash on deposit for longer than three month terms, which would introduce an exposure to the risks associated with fixed interest rates. We may also consider investing in money market funds and in top grade corporate or government bonds.

Item 4. Controls and Procedures

a) Disclosure controls and procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

b) Internal control over financial reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s second quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - Other Information

Item 1. Legal Proceedings

See Note 9a to the accompanying unaudited consolidated financial statements, which is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders (the “Annual Meeting”) on October 31, 2005. A brief description of the matters voted upon at the Annual Meeting and the results of the voting on such matters is set forth below.

Proposal 1: A proposal to approve the Company’s U.K. Annual Report and Financial Statements for the fiscal year ended June 30, 2005, together with the corresponding Independent Auditors’ Report and Directors’ Report was voted upon as follows:

For:	433,575,348
Against:	535
Abstain:	860

Proposal 2: A proposal to approve the Directors’ Remuneration Report for the fiscal year ended June 30, 2005 was voted upon as follows:

For:	432,719,644
Against:	856,969
Abstain:	130

Proposal 3: A proposal to ratify the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2006 and to authorize the Audit Committee of the Board of Directors of the Company to determine its remuneration in respect of such period was voted upon as follows:

For:	433,576,118
Against:	615
Abstain:	10

Proposal 4: A proposal to re-appoint Roger W. Einiger as a Director was voted upon as follows:

For:	433,572,503
Against:	50
Abstain:	4,190

Proposal 5: A proposal to authorize the Board of Directors of the Company to allot relevant securities for further issuance up to a maximum nominal amount of $403,429 ( a maximum of 40,342,941 ordinary shares of the Company), with such authority expiring on November 1, 2010 without further shareholder consent was voted upon as follows:

For:	430,513,515
Against:	3,062,998
Abstain:	230

Proposal 6: A proposal to authorize the Board of Directors of the Company to allot equity securities up to a maximum nominal amount of $403,439 for cash on a non pre-emptive basis, with such authority expiring on November 1, 2010 without further shareholder consent was voted upon as follows:

For:	430,272,596
Against:	3,303,097
Abstain:	1,050

Proposal 7: A proposal to approve and adopt the amended and restated Articles of Association of the Company was voted upon as follows:

For:	433,575,577
Against:	916
Abstain:	250

Item 5. Other Information

Not applicable.

Item 6. Exhibits

12	Computation of ratio of earnings to fixed charges.

31.1	Chairman and Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.*

*	Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NDS GROUP PLC (Registrant)

By: /s/ Alexander Gersh
Alexander Gersh Chief Financial Officer

Date: January 31, 2006