Form 10-Q
period 2006-03-31
NDS GROUP PLC
filed 2006-05-08
CIK 1098074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of May 7, 2006, the following shares were outstanding: 14,609,796 Series A ordinary shares of $0.01 par value per share, 42,001,000 Series B ordinary shares of $0.01 par value per share and 42,000,002 deferred shares of £1 par value per share.

NDS Group plc

PART I - Financial Information

Item 1. Financial Statements

NDS Group plc
Unaudited Consolidated Statements of Operations
(in thousands, except per share amounts)

	For the three months ended March 31,		For the nine months ended March 31,
Revenue:	2006	2005	2006	2005
Conditional access	$89,458	$66,712	$260,222	$243,755
Integration, development & support	10,393	13,855	36,087	42,680
License fees & royalties	18,994	18,319	70,501	53,157
New technologies	29,193	26,131	73,099	64,641
Other	1,166	1,577	5,993	5,263
Total revenue	149,204	126,594	445,902	409,496
Cost of goods and services sold:
Smart card costs	21,617	22,996	66,324	94,338
Operations	32,679	19,751	101,260	52,360
Royalties	2,727	2,815	8,405	10,573
Other	937	2,399	3,570	2,643
Total cost of goods and services sold	57,960	47,961	179,559	159,914
Gross margin	91,244	78,633	266,343	249,582
Operating expenses:
Research & development	36,608	40,847	103,053	119,501
Sales & marketing	7,762	7,035	21,767	19,154
General & administration	11,371	4,995	29,145	32,280
Amortization of other intangibles	2,242	3,286	7,038	9,576
Other	(2,151)	(160)	(127)	(2,974)
Total operating expenses	55,832	56,003	160,876	177,537

Operating income	35,412	22,630	105,467	72,045
Other income:
Interest	4,067	2,313	10,451	7,100
Other	─	─	─	46
Total other income	4,067	2,313	10,451	7,146
Income before income tax expense	39,479	24,943	115,918	79,191

Income tax expense	(11,340)	(8,353)	(34,714)	(27,100)
Net income	$28,139	$16,590	$81,204	$52,091
Net income per share:
Basic net income per share	$0.50	$0.30	$1.45	$0.95
Diluted net income per share	$0.49	$0.29	$1.41	$0.92

The accompanying notes form an integral part of these unaudited consolidated financial statements.

NDS Group plc
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

ASSETS
Current assets:	As of March 31, 2006 (Unaudted)	As of June 30, 2005 (See Note 2)
Cash and cash equivalents	$344,625	$339,791
Short-term investments	101,035	─
Accounts receivable, net	89,941	73,588
Accrued income	48,817	25,391
Inventories	33,626	41,508
Prepaid expenses	12,635	15,795
Other current assets	4,169	3,595
Total current assets	634,848	499,668

Property, plant and equipment, net	42,678	33,962
Goodwill	63,528	64,236
Other intangibles, net	45,389	48,537
Deferred tax assets	5,339	5,121
Other receivables	6,346	─
Other non-current assets	22,319	20,374
Total assets	$820,447	$671,898

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,311	$18,336
Deferred income	49,733	47,175
Accrued payroll costs	20,211	25,069
Accrued expenses	16,594	21,097
Income tax liabilities	20,787	4,070
Other current liabilities	11,391	13,498
Total current liabilities	134,027	129,245

Accrued expenses	32,192	28,547
Deferred income	122,700	87,353
Total liabilities	288,919	245,145
Shareholders’ equity:
Series A ordinary shares, par value $0.01 per share: 48,000,000 shares authorized;
14,557,106 and 13,318,546 shares outstanding as of March 31, 2006, and June 30, 2005, respectively	146	133
Series B ordinary shares, par value $0.01 per share: 52,000,000 shares authorized;
42,001,000 shares outstanding as of March 31, 2006, and June 30, 2005, respectively	420	420
Deferred shares, par value £1 per share: 42,000,002 shares authorized
and outstanding as of March 31, 2006, and June 30, 2005, respectively	64,103	64,103
Additional paid-in capital	523,652	498,363
Accumulated deficit	(99,367)	(180,571)
Other comprehensive income	42,574	44,305
Total shareholders’ equity	531,528	426,753
Total liabilities and shareholders’ equity	$820,447	$671,898

The accompanying notes form an integral part of these unaudited consolidated financial statements.

NDS Group plc
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	For the nine months ended March 31,
Operating activities:	2006	2005
Net income	$81,204	$52,091

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,088	11,621
Amortization of other intangibles	7,038	9,576
Stock-based compensation	3,776	3,957
Other	─	(46)

Change in operating assets and liabilities, net of acquisitions	7,082	966
Net cash provided by operating activities	111,188	78,165
Investing activities:
Capital expenditure	(21,921)	(13,287)
Business acquisitions, net of cash acquired	(3,118)	(17)
Short-term investments	(101,035)	-
Proceeds from sale of investments	─	232
Net cash used in investing activities	(126,074)	(13,072)
Financing activities:
Issuance of shares (inclusive of realized excess tax benefits of $4,095 and $─)	20,348	10,543

Net increase in cash and cash equivalents	5,462	75,636

Cash and cash equivalents, beginning of period	339,791	228,620
Exchange movements	(628)	4,686
Cash and cash equivalents, end of period	$344,625	$308,942

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

Note 2. Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, the consolidated operating results and the consolidated cash flows as of, and for the periods shown. The unaudited consolidated results of operations for the three and nine month periods ended March 31, 2006 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2006.

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

Smart cards and security maintenance revenue

Most of the arrangements under which the Company generates revenue from the sale of smart cards and the provision of security maintenance services are accounted for under SAB 104 and EITF 00-21. Revenue derived from sales of smart cards is recognized upon delivery of the smart cards in accordance with contractual terms. Appropriate provision is made for warranty and similar arrangements agreed with customers. For some contracts, the Company receives fees from platform operators for the maintenance of security of the conditional access system for a specified duration. These revenues are recognized over the term of the security contract in the period in which the security maintenance activities are performed. In some instances, the maintenance of security includes a requirement to replace a population of smart cards with a supply of “changeover cards” which is considered a separate unit of accounting. In such instances, an amount of the maintenance income is deferred and is recognized when the changeover cards are delivered. The amount of such maintenance revenue to be deferred is based on the fair value of the undelivered future changeover cards.

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

Deferred income

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

Note 4. Comprehensive income

Comprehensive income comprises net income, foreign currency translation adjustments, certain pension adjustments and unrealized holding gains and losses on investments available for sale. The components of comprehensive income were as follows:

	For the three months ended March 31,		For the nine months ended March 31,
	2006	2005	2006	2005
Net income	$28,139	$16,590	$81,204	$52,091
Currency translation differences (no tax effect)	697	(9,209)	(1,731)	6,724
Other	─	6	─	(19)
Comprehensive income	$28,836	$7,387	$79,473	$58,796

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

The numerator for the calculations of net income per share is net income. The denominator for the calculations is the weighted average numbers of ordinary shares, as follows:

	For the three months ended March 31,		For the nine months ended March 31,
	2006	2005	2006	2005
Weighted average number of ordinary shares in issue	56,305,882	54,994,616	55,863,709	54,611,396
Effect of dilutive stock options	1,438,071	2,313,859	1,750,084	2,163,612
Denominator for dilutive net income per share	57,743,953	57,308,475	57,613,793	56,775,008

Note 6. Short-term investments

The short-term investment balance at March 31, 2006 is comprised of cash deposits at banks with an original term of six months.

Note 7. Inventories

Inventories are categorized as work-in-progress and are stated net of reserves of $2.6 million and $3.4 million as of March 31, 2006, and June 30, 2005, respectively.

Note 8. Accounts receivable

Accounts receivable are stated net of valuation reserves of $1.3 million and $1.4 million as of March 31, 2006, and June 30, 2005, respectively.

Note 9. Related party transactions

The Company conducts business transactions with News Corporation and its subsidiaries and affiliates. These entities are considered to be related parties. Agreements covering arrangements between News Corporation or its subsidiaries or affiliates and the Company are entered into in the context of two entities over which a third entity exercises significant influence or control. There can be no assurance, therefore, that each of the agreements, or the transactions provided for therein, or any amendments thereof will be effected on terms at least as favorable to the Company as could have been obtained from unaffiliated third parties. Any new contracts with related parties or significant amendments to such contracts are approved by the Audit Committee of the Company’s Board of Directors.

These transactions are of three main types: the provision by the Company of technology and services for digital pay-television systems; the payment by the Company of royalties for the use of certain intellectual property rights; and the receipt by the Company of some administration and finance services.

a) Provision of technology and services

Technology and services for digital pay-television platform operators are supplied to affiliates and subsidiaries of News Corporation. The principal related parties supplied by the Company are BSkyB, DIRECTV, DIRECTV Latin America, Sky Brasil, Sky Mexico, DTH TechCo, Sky Colombia, Sky Chile, FOXTEL, Sky Network Television and Tata Sky (all of which are affiliates of News Corporation), and Sky Italia and STAR TV (both of which are subsidiaries of News Corporation).

Revenue recognized from such related parties was as follows:

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands)	2006	2005	2006	2005
Revenue from related parties	$114,233	$86,534	$343,632	$294,180

Included within accounts receivable are amounts of $68.4 million and $51.9 million as of March 31, 2006, and June 30, 2005, respectively, which are due from related parties in respect of normal sales transactions. Accrued income includes revenue recognized from related parties but not invoiced as of the balance sheet date, in the amounts of $38.2 million and $18.8 million as of March 31, 2006, and June 30, 2005, respectively. Deferred income includes $152.0 million and $109.6 million as of March 31, 2006, and June 30, 2005, respectively, in respect of normal sales transactions with related parties.

b) Royalty payments

A royalty is payable to a related party in respect of certain intellectual property rights which the Company has licensed for use in certain applications supplied to customers. The royalty expense payable to the related party was as follows:

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands)	2006	2005	2006	2005
Royalty expense payable to related party	$225	$1,341	$1,609	$2,617

c) Administration and finance services

News Corporation provides services under a Master Intercompany Agreement which provides, among other things, for arrangements governing the relationship between the Company and News Corporation. The consideration for each of the services and other arrangements set forth in the Master Intercompany Agreement is mutually agreed and based upon allocated costs. All such consideration and any material arrangements are subject to the approval of the Audit Committee of the Company’s Board of Directors. The services covered by the Master Intercompany Agreement include cash management and financing, services of News Corporation employees, facility arrangements, and employee matters, including pensions and certain other services. Administration fees charged in respect of these services were as follows:

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands)	2006	2005	2006	2005
Administration fees payable to related parties	$43	$68	$129	$198

As part of these administration and finance services, News Corporation pays certain costs (principally certain payroll, legal and property expenses) on behalf of the Company. The Company reimburses News Corporation for such payments, typically the month following that in which the payment was made by News Corporation. Included within accounts payable are amounts of $6.4 million and $3.1 million as of March 31, 2006, and June 30, 2005, respectively, which were owed to News Corporation in respect of administrative services and other costs paid by News Corporation on behalf of the Company.

d) Other

The Company has a short-term loan facility of £30 million (approximately $52 million) from News Corporation. The facility has no expiry date and no amounts were drawn down as of March 31, 2006 or June 30, 2005. The facility is considered to be adequate for the Company’s needs.

The Company has entered into cross-guarantees with HSBC Bank plc providing mutual guarantees with other subsidiaries of News Corporation for amounts owed to the bank under a collective overdraft facility of £20 million (approximately $35 million). News Corporation has indemnified the Company against any liabilities which the Company may be required to pay under these cross-guarantees. Management has been informed by News Corporation that no amounts were owed to HSBC Bank plc as of March 31, 2006 or June 30, 2005 which would be covered by these guarantees.

Note 10. Contingencies and commitments

a) Litigation

The International Electronic Technology Corp. Litigation

On April 18, 1997, International Electronic Technology Corp. (“IETC”) filed suit in the United States District Court for the Central District of California against the Company’s customers, Hughes, DIRECTV, Inc. and Thomson Consumer Electronics, Inc., alleging infringement of one U.S. patent and seeking unspecified damages and injunction.

Although not a party to this case, the Company has assumed the defense and agreed to indemnify the named defendants. The defendants have raised defenses, including non-infringement and invalidity. On September 22, 2005, the court issued an order construing certain terms in the patent as a matter of law, after an extensive delay due to the death of two judges previously assigned to the case. Following receipt of the claim construction order, defendants notified IETC that they intended to file a motion for summary judgment of non-infringement based on the claim construction. During a status conference with the court on January 9, 2006, IETC requested that defendants’ motion be deferred to permit it to seek additional document discovery. The court denied this request, and ordered IETC to make its request in response to defendants’ summary judgment motion. Defendants’ motion for summary judgment was filed on January 30, 2006. On March 9, 2006, the court granted defendants’ motion, and judgment for defendants was entered on March 24, 2006. IETC has filed a notice of appeal to the United States Court of Appeals for the Federal Circuit.

b) Guarantees

In the normal course of business, the Company provides indemnification agreements of varying scopes, including limited product warranties and indemnification of customers against claims of intellectual property infringement made by other parties arising from the use of the Company’s products or services. The nature of these commitments has been considered in determining the revenues and costs recognized in these financial statements. Costs are accrued for known warranty and indemnification issues if a loss is probable and can be reasonably estimated. Historically, costs related to these warranties and indemnification agreements have not been significant, but because potential future costs are highly variable, the Company’s management is unable to estimate the maximum potential impact of these guarantees on the Company’s future results of operations.

c) Other

The nature of the Company’s business is such that it may be subject to claims by other parties alleging infringements of various intellectual property rights. Such claims are vigorously defended. Where a liability arising from these claims is probable, an accrual is made based on management’s best estimate. It is not considered that any resulting liability in excess of amounts recognized in these financial statements would materially affect the Company’s financial position.

Note 11. Stock option schemes

The Company has three executive stock option schemes under which stock options have been granted to certain Directors, Executive Officers and employees: The NDS 1997 Executive Share Option Scheme (the “1997 scheme”), The NDS 1999 Executive Share Option Scheme (the “1999 unapproved scheme”) and The NDS UK Approved Share Option Scheme (the “1999 approved scheme”). The provisions of each scheme are substantially the same, except that the 1999 approved scheme is approved by the U.K. Inland Revenue for the purposes of granting U.K. employees options over shares in the Company which are free from income tax in the hands of the employee under certain circumstances. Following the creation of the 1999 unapproved scheme, no further options have been granted under the 1997 scheme. The schemes provide for the grant of options to purchase Series A ordinary shares in the Company with a maximum term of ten years. Options granted under the schemes vest in equal portions over a four-year period. The schemes authorize options to be granted subject to a maximum of 10% of the ordinary shares of the Company in issue at the date of grant.

In addition, the Company has operated employee share ownership schemes in the United Kingdom, Israel and the United States. These enabled employees to enter into a fixed-term savings contract with independent financial institutions linked to an option to subscribe for Series A ordinary shares in the Company. The option price was set at a discount of between 15% and 20% of the quoted closing price of the Series A ordinary shares on The NASDAQ Stock Market (“NASDAQ”) on the last trading day before the announcement of the schemes. These schemes have now matured and there are currently no options outstanding under these employee share ownership schemes.

All employees are entitled to participate in the plans, however (with the exception of the employee share ownership schemes which are open to all), management determines to whom and how many options are granted. The Company’s obligations under all stock option schemes have been settled by issuing new Series A ordinary shares.

The following table summarizes information about the Company’s stock option transactions:

	Number	Weighted Average Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 1, 2005	4,337,513	$18.17
Granted	941,666	$43.13
Exercised	(1,238,560)	$13.05
Forfeited	(28,211)	$18.44
Expired	─	─
Outstanding at March 31, 2006	4,012,408	$25.61	7.0	$106,168
Vested or expected to vest at March 31, 2006	3,982,234	$25.55	6.9	$105,589
Exercisable at March 31, 2006	2,460,734	$20.59	5.7	$77,527

	For the three months ended March 31,			For the nine months ended March 31,
	2006	2005		2006	2005
Weighted average fair value of stock options granted
in period using the assumptions set out below	$29.42		$24.13	$29.42		$23.57

Total intrinsic value of options exercised	$14,415		$6,387	$34,806		$17,880

Stock-based compensation cost included within the statement of operations:
Operating expenses	$2,064		$567	$3,776		$3,957
Tax benefit	(400)		(223)	(678)		(1,556)
Net of tax amount	$1,664		$344	$3,098		$2,401

Cash received from exercise of stock options	$6,466		$6,070	$16,253		$6,850

Excess tax benefit from exercise of stock options	$695	$	─	$5,273	$	─

As of March 31, 2006, the total compensation cost related to non-vested awards not yet recognized was approximately $28.7 million and the period over which it is expected to be recognized is 3.8 years. The Board of Directors may grant additional stock options or other equity-based compensation, which would result in additional operating expenses being recorded in future periods.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of stock options granted during the nine month periods ended March 31, 2006 and 2005, were estimated using the following assumptions

	Nine months ended March 31,
	2006	2005
Risk free interest rate	4.5%	4.2%
Dividend yield	─	─
Expected volatility	72%	80%
Expected life of stock options	6.3 years	6.3 years

The weighted average risk-free rate is the average interest rates of U.S. government bonds of comparable term to the stock options on the dates of the stock option grants. The dividend yield is assumed to be nil because the Company has not paid, and management does not currently expect to pay, a dividend. Expected volatility is derived from historical volatility of the Company’s American Depositary Shares as quoted on NASDAQ. The expected life of stock options granted is derived from the historical activity of the Company’s stock options and represents the period of time that stock options granted are expected to be outstanding. The stock options were granted at an exercise price equal to the closing market price on the last trading day before the date of grant.

The terms of certain stock options were modified during the fiscal year ended June 30, 2005, as described below.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), “Share-Based Payment” (“SFAS No. 123 (R)”). This standard requires the cost of employee compensation paid with equity instruments to be measured based on grant date fair values. That cost is recognized over the vesting period. SFAS No. 123 (R) became effective for the Company on July 1, 2005. The Company has adopted the modified prospective method to transition to SFAS No. 123 (R). The compensation cost attributable to awards which were unvested as of July 1, 2005 is recognized in the income statement using the accelerated attribution method and the same estimates of grant date fair value had previously been disclosed in the Company’s financial statements. For awards granted after July 1, 2005, the compensation cost is recognized ratably over the vesting period using estimates of fair value made as of the grant date.

For all periods ending prior to July 1, 2005, stock-based compensation was accounted for by using the intrinsic value-based method in accordance with APB No. 25, “Accounting for Stock Issued to Employees” (“APB25”) and the Company followed the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” As a result of adopting SFAS No. 123 (R) on July 1, 2005, the Company’s income before income taxes and net income for the three and nine month periods ended March 31, 2006 was approximately $0.7 million and $0.7 million lower, respectively, than if it had continued to account for stock-based compensation under APB25.

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

	For the three	For the nine
	months ended	months ended
(in thousands, except per share amounts)	March 31, 2005	March 31, 2005

Net income, as reported	$16,590	$52,091

Add: Stock option-based compensation cost included in the determination
of net income as reported (net of tax benefits of $223 and $1,556)	344	2,401

Deduct: Total stock option-based compensation determined under
fair value based method for all awards, (net of tax benefits of $510 and $1,100)	(3,013)	(6,497)

Pro-forma net income	$13,921	$47,995

	For the three	For the nine
	months ended	months ended
(in thousands, except per share amounts)	March 31, 2005	March 31, 2005

Net income per share
Basic net income per share, as reported	$0.30	$0.95
Diluted net income per share, as reported	$0.29	$0.92

Pro-forma basic net income per share	$0.25	$0.88
Pro-forma diluted net income per share	$0.24	$0.85

In recognition of his contribution to the Company, the Remuneration Committee of the Company’s Board of Directors (“the Remuneration Committee”) modified the terms of certain vested stock options held by the previous Chief Financial Officer such that those stock options could have been exercised at any time prior to September 20, 2005 rather than lapsing on his departure in October 2004. The additional charge recorded in the statement of operations in the nine months ended March 31, 2005 was $1.3 million, net of tax of $0.6 million.

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

The Remuneration Committee’s decision to accelerate the vesting of these stock options was in anticipation of compensation expense to be recorded subsequent to the effective date of SFAS No. 123 (R) on July 1, 2005. Incremental expense of approximately $9.6 million ($8.8 million, net of tax) associated with the acceleration was recorded in the fourth quarter fiscal 2005 pro forma disclosure.

Note 12. Abandoned property leases

In fiscal 2001, the Company decided to abandon its leased premises at Heathrow, England which the Company vacated in September 2000. Additional accruals were made in fiscal 2003, in fiscal 2004, and again in the three months ended December 31, 2004, as the Company was unable to assign the lease back to a former tenant. During the three months ended March 31, 2005, the Company committed to reoccupy most of the premises and the Company reversed a part of the accrual previously made in that period; a further reversal was made in the three months ended September 30, 2005. The Company reoccupied part of the premises in October 2005; there are no plans to re-occupy the remaining part of the premises. All amounts accrued and reversed have been included within general and administrative expenses in the consolidated statement of operations and within accrued expenses in the consolidated balance sheet. Additionally, in November 2005, the Company consolidated its U.S. operations at a single facility at Costa Mesa, California and abandoned its two previous premises in California. An accrual for obligations from the cease use date until the termination of the leases of those two abandoned properties was recorded during the three months ended December 31, 2005 in the consolidated statement of operations within cost of goods and services sold ─ operations.

	For the three months		For the nine months
	ended March 31,		ended March 31,
(in thousands)	2006	2005	2006	2005
Beginning of period	$510	$11,132	$1,141	$8,727
Additions	─	─	652	2,973
Reversals	─	(8,056)	(226)	(8,056)
Used	(303)	(497)	(1,352)	(1,588)
Foreign exchange movements	3	(337)	(5)	186
End of period	$210	$2,242	$210	$2,242

The cumulative amount paid through March 31, 2006 was $10.7 million and the total amount charged to the profit and loss net of releases up to March 31, 2006 was $10.9 million. The accrual as of March 31, 2006 of $0.2 million is expected to be used by June 30, 2006.

Note 13. Pension expense

The elements of expense related to the defined benefit scheme which the Company operates are as follows:

	For the three months		For the nine months
	ended March 31,		ended March 31,
(in thousands)	2006	2005	2006	2005
Service cost	$44	$44	$132	$129
Interest cost	241	229	727	672
Expected return on plan assets	(203)	(171)	(613)	(501)
Amortization of unrecognized net loss	143	115	433	336
	$225	$217	$679	$636

During the nine months ended March 31, 2006, the Company made an additional voluntary cash contribution of $0.9 million into the defined benefit scheme.

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

•
Results of operations ─ This section provides an analysis of our results of operations for the three and nine month periods ended March 31, 2006 and 2005. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•
Liquidity and capital resources ─ This section provides an analysis of our cash flows for the nine month periods ended March 31, 2006 and 2005. It includes a discussion of the financial capacity available to fund our future commitments and obligations, as well as a discussion of other financing arrangements.

Overview of our Business

We supply open end-to-end digital technology and services to digital pay-television platform operators and content providers. Our technologies include conditional access and microprocessor security, broadcast stream management, set-top box middleware, electronic program guides (“EPGs”), digital video recording (“DVR”) technologies and interactive infrastructure and applications. We provide technologies and services supporting both standard definition and high definition television and support a variety of industry standards. Our software systems, consultancy and systems integration services are focused on providing platform operators and content providers with technology to help them profit from the secure distribution of digital information and entertainment to consumer devices which incorporate various technologies supplied by us.

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

Our customers consist of a limited number of large digital pay-television platform operators who are introducing, marketing and promoting products and services that utilize our technology. We currently derive, and we expect to continue to derive, a significant portion of our revenues from a limited number of large customers. Our three largest customers are DIRECTV in the United States, BSkyB in the United Kingdom and Sky Italia in Italy. Together, these three customers contributed, directly and indirectly, approximately 70% of our revenues in the nine months ended March 31, 2006. We expect that a limited number of customers will continue to contribute a significant portion of our revenues. If a large customer purchases significantly less of our products or services, defers or cancels orders or terminates its relationship with us, our revenues could decline significantly and as a result, our business, operating results and financial condition could be materially adversely affected.

We compete primarily with technologies such as NagraVision (developed by Kudelski SA), DigiCypher (developed by Motorola, Inc.), Power Key (developed by Scientific-Atlanta, Inc.), OpenTV (developed by OpenTV Corp.) and MSTV (developed by Microsoft Corporation) both to attract new customers and to retain our existing customers. In addition, some of the companies that currently operate in the software business, but which have not historically been active competitors of ours, may, through acquisitions or the development of their own resources, seek to enter and obtain significant market share in our current or planned business areas.

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

We distinguish between revenues from “established technologies” and revenues from “new technologies”. We categorize as revenues from established technologies our revenue from conditional access, middleware and program guide technologies and fees from the customization and integration of those technologies into head-end systems and set-top boxes. Revenues from these technologies are allocated between the three different revenue streams identified above. We aggregate under our separate new technologies revenue stream all revenues which we derive from DVR technologies, technologies involving the distribution of video content over broadband networks (“IP-TV”), interactive infrastructure and applications, and games and gaming. As our business develops, we will consider whether these groupings of revenue remain appropriate.

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

We classify operations costs as part of cost of goods and services sold. Operations costs include the costs of personnel and related costs, including an allocation of facilities costs, associated with our customer support and with integration and development activities undertaken under a customer contract. Operations costs include the costs of operating our two smart card processing plants, including the depreciation of our smart card processing equipment. Our operations costs have increased during the three and nine month periods ended March 31, 2006 as a result of a greater proportion of our total technical employees being deployed on customer projects, as well as an increase in the total number of our technical employees.

Research and development costs consist mainly of personnel and related costs, including an allocation of facilities costs, attributable to our technical employees who are developing our technology and adapting it for specific customer requirements. These costs also include consumables and the depreciation of equipment used in development and test activities and are net of the benefit of grants and other incentives. Our research and development costs have declined during the three and nine month periods ended March 31, 2006. As a result of a greater proportion of our technical employees being deployed on customer projects (and the cost therefore being included within operations), a corresponding lower proportion of our technical employees have been deployed on developing our technology and adapting it for specific customer requirements.

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

Conditional access ─ Security services

For some contracts, we receive fees from platform operators for the maintenance of security of conditional access systems for a specified duration which is typically between 24 and 48 months. Such services provide the platform operator with a greater level of security than would be obtained by simply relying on the security features contained within the smart card. Fees are received over the duration of the agreed service period and are related to the number of subscribers or authorized smart cards of the relevant broadcast platform. These revenues are recognized over the term of the security contract in the period in which the security maintenance activities are performed. In some instances, the maintenance of security includes a requirement to replace a population of smart cards with a supply of “changeover cards” which is considered a separate unit of accounting. In such instances, an amount of maintenance income is deferred and recognized when the changeover cards are delivered. The amount of revenue to be deferred is based on the fair value of the undelivered future changeover cards. The estimate of the amount of revenue to be deferred requires management to make assessments of the timing of the card changeover, the volume of changeover cards to be supplied and the fair unit revenue for those changeover cards.

There were no card changeovers during the three and nine month periods ended March 31, 2006 or 2005, however, we have obligations to supply changeover cards in future periods. Accordingly the amount of revenue deferred under this type of arrangement has increased from $87.9 million as of June 30, 2005 to $122.7 million as of March 31, 2006.

Integration, development and support revenues

The arrangements under which we generate integration, development and support revenues typically involve the supply of software and are therefore accounted for in accordance with SOP 97-2. Such arrangements may involve multiple deliverables. In order to determine when we can recognize revenue under these arrangements, we have to assess whether we have delivered all the elements contained within the arrangement. If there are undelivered elements, we have to consider whether we have vendor specific objective evidence of the value of the undelivered elements. Where no such vendor specific objective evidence is available, we defer recognizing revenue until all items have been delivered. Where the only undelivered element relates to post-contract support, we recognize all revenue arising from the arrangement over the period over which post-contract support is provided. Revenue recognized is allocated to the appropriate revenue stream within our statement of operations. The assessment of these matters is complex and requires management to assess whether the value attributed to undelivered elements is supported by adequate vendor specific objective evidence. As a result of applying GAAP, revenue may be recognized after the technology has been deployed commercially by the platform operator or content owner.

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

Results of operations

Commentary on three and nine month periods ended March 31, 2006

Revenue

Revenue for the periods under review was as follows:

	For the three months
	ended March 31,
(in thousands)	2006	2005	Change	% Change
Conditional access	$89,458	$66,712	$22,746	+34%
Integration, development & support	10,393	13,855	(3,462)	-25%
License fees & royalties	18,994	18,319	675	+4%
New technologies	29,193	26,131	3,062	+12%
Other	1,166	1,577	(411)	-26%
Total revenue	$149,204	$126,594	$22,610	+18%

	For the nine months
	ended March 31,
(in thousands)	2006	2005	Change	% Change
Conditional access	$260,222	$243,755	$16,467	+7%
Integration, development & support	36,087	42,680	(6,593)	-15%
License fees & royalties	70,501	53,157	17,344	+33%
New technologies	73,099	64,641	8,458	+13%
Other	5,993	5,263	730	+14%
Total revenue	$445,902	$409,496	$36,406	+9%

The increase in conditional access revenues in the three months ended March 31, 2006 compared to the corresponding period in fiscal 2005 was due to higher security fees and higher deliveries of smart cards. For the nine months ended March 31, 2006, the increase in conditional access revenues was due to an increase in security fees which was partially offset by lower deliveries of smart cards than in the corresponding period in fiscal 2005.

Higher security fees arise from increases in the number of authorized smart cards in use at our broadcast platform customers, which have grown as follows:

	For the three months		For the nine months
	ended March 31,		ended March 31,
(in millions)	2006	2005	2006	2005
Number of authorized cards, beginning of period	61.4	51.8	56.7	44.0
Net additions	2.6	2.9	7.3	10.7
Number of authorized cards, end of period	64.0	54.7	64.0	54.7

There has been growth in authorized cards in use across most of our broadcast platform customers. However, the increases in the three and nine month periods ended March 31, 2006 were less than the increases in the corresponding respective periods of the previous fiscal year, which were favorably impacted by the migration of Sky Italia subscribers to NDS technology.

The increase in the number of smart cards delivered in the three month period ended March 31, 2006, compared to the corresponding period in fiscal 2005, was due to higher deliveries, principally to DIRECTV, Cablevision and customers in China. The decrease in the number of smart cards delivered in the nine month period ended March 31, 2006, compared to the corresponding period in fiscal 2005, reflects lower year-to-date demand from DIRECTV and Sky Italia offset in part by higher shipments to customers in China. The quantity of smart cards delivered in each period was as follows:

	For the three months		For the nine months
	ended March 31,		ended March 31,
(in millions)	2006	2005	2006	2005
Number of smart cards delivered	6.8	5.1	18.4	22.0

Revenues from integration, development and support decreased by 25% and 15% in the three and nine month periods ended March 31, 2006, respectively, compared to the corresponding periods of the previous fiscal year. Revenue in the first nine months of fiscal 2006 from integration, development and support reflects the delivery of a series of enhancements to our customers and middleware technology development revenue. The corresponding prior year period included higher revenue from the migration of Sky Italia subscribers to NDS technology.

Revenues from license fees and royalties increased by 4% and 33% in the three and nine month periods ended March 31, 2006, respectively, compared to the corresponding periods of the previous fiscal year. The increase was mainly due to middleware and program guide technology supplied to DIRECTV, who, in early summer 2005, commenced the download of our MediaHighway middleware and related technologies to certain models of set-top boxes in use by their subscribers. The increase in the cumulative number of MediaHighway-enabled set-top boxes in each period was as follows:

	For the three months		For the nine months
	ended March 31,		ended March 31,
(in millions)	2006	2005	2006	2005
Number of MediaHighway-enabled set-top boxes,
beginning of period	34.1	19.3	20.4	18.4
Additions	4.3	0.4	18.0	1.3
Number of MediaHighway-enabled set-top boxes, end of period	38.4	19.7	38.4	19.7

The increase in revenues from new technologies of 12% and 13% in the three and nine month periods ended March 31, 2006, respectively, compared to the corresponding periods of the previous fiscal year, was due to the increase in revenue from our Synamedia IP-TV technologies, interactive infrastructure and gaming applications. This was due to the higher number of subscribers using this technology and the addition of our technology on new platforms. We also received higher development and royalty income related to the deployment of our advanced DVR technologies by several of our customers.

The increase in the cumulative number of DVR-enabled set-top boxes in each period was as follows:

	For the three months		For the nine months
	ended March 31,		ended March 31,
(in millions)	2006	2005	2006	2005
Number of DVR-enabled set-top boxes, beginning of period	2.0	0.9	1.4	0.4
Additions	0.7	0.1	1.3	0.6
Number of DVR-enabled set-top boxes, end of period	2.7	1.0	2.7	1.0

The increase in the number of DVR-enabled set-top boxes using our technology is primarily due to DIRECTV, which commenced deployment of our DVR technology within their new generation set-top box in November 2005. Our revenues under our set-top box technology contract with DIRECTV are significantly influenced by the number of set-top boxes manufactured and deployed which use our DVR technologies.

In addition to the matters referred to above, comparisons of revenues for the three and nine month periods ended March 31, 2006 to the corresponding periods of the previous fiscal year were also affected by the relative strength of the U.S. dollar in the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005. Approximately 47% of our revenues are denominated in currencies other than the U.S. dollar (principally pounds sterling and euros). We estimate that the stronger U.S. dollar has adversely impacted our total reported revenues by approximately 3%.

Cost of goods and services sold and gross margin

Cost of goods and services sold and gross margin for the periods under review were as follows:

	For the three months
	ended March 31,
(in thousands)	2006	2005	Change	% Change
Smart card costs	$21,617	$22,996	$(1,379)	-6%
Operations	32,679	19,751	12,928	+65%
Royalties	2,727	2,815	(88)	-3%
Other	937	2,399	(1,462)	-61%

Total cost of goods and services sold	$57,960	$47,961	$9,999	+21%

Gross margin	$91,244	$78,633	$12,611	+16%

Gross margin as a percentage of revenues	61.2%	62.1%	-0.9%

	For the nine months
	ended March 31,
(in thousands)	2006	2005	Change	% Change
Smart card costs	$66,324	$94,338	$(28,014)	-30%
Operations	101,260	52,360	48,900	+93%
Royalties	8,405	10,573	(2,168)	-21%
Other	3,570	2,643	927	+35%

Total cost of goods and services sold	$179,559	$159,914	$19,645	+12%

Gross margin	$266,343	$249,582	$16,761	+7%

Gross margin as a percentage of revenues	59.7%	60.9%	-1.2%

We consider that gross margin, defined as revenues less costs and expenses associated with those revenues (i.e., cost of goods and services sold), is an important measure for our management and investors. We consider that it gives a measure of profitability that distinguishes between those costs which are broadly a function of direct revenue-earning activities and costs which are of a general nature or which are incurred in the expectation of being able to earn future revenues. Cost of goods and services sold exclude charges in respect of the amortization of intellectual property rights and other finite-lived intangibles which we have acquired.

The decrease in smart card costs in the three month period ended March 31, 2006, compared to the corresponding period of the previous fiscal year, was due to the lower unit costs. Lower deliveries of smart cards supplied in the nine month period ended March 31, 2006, compared to the corresponding period of the previous fiscal year, also reduced smart card costs. Operations costs include employee and facilities costs related to smart card processing, customer support and development projects undertaken under customer contracts. The increase in operations costs over the corresponding period of the prior fiscal year was due to an increase in the number of our employees working on development, integration and support activities for our customers. Royalty costs are a function of particular revenue items and the changes in royalty expense for the three and nine months ended March 31, 2006 were due to changes in the mix of revenues.

As a consequence of these factors, gross margin as a percentage of revenues was 61.2% for the three months ended March 31, 2006, compared to 62.1% for the corresponding period of the prior fiscal year. For the nine months ended March 31, 2006, gross margin as a percentage of revenues was 59.7%, compared to 60.9% for the corresponding period of the prior fiscal year.

Operating expenses

Operating expenses for the periods under review may be analyzed as follows:

	For the three months
	ended March 31,
(in thousands)	2006	2005	Change	% Change
Research & development	$36,608	$40,847	$(4,239)	-10%
Sales & marketing	7,762	7,035	727	+10%
General & administration	11,371	4,995	6,376	+128%
Amortization of intangibles	2,242	3,286	(1,044)	-32%
Other	(2,151)	(160)	(1,991)	**
Total operating expenses	$55,832	$56,003	$(171)	─ %
**: Not meaningful.

	For the nine months
	ended March 31,
(in thousands)	2006	2005	Change	% Change
Research & development	$103,053	$119,501	$(16,448)	-14%
Sales & marketing	21,767	19,154	2,613	+14%
General & administration	29,145	32,280	(3,135)	-10%
Amortization of intangibles	7,0389,576	(2,538)	-27%
Other	(127)	(2,974)	2,847	**
Total operating expenses	$160,876	$177,537	$(16,661)	-9%
**: Not meaningful.

Our main operating costs are employee costs, facilities costs, depreciation and travel costs.

Our employee numbers (including contractors) have increased over the period under review, as follows:

	For the three months		For the nine months
	ended March 31,		ended March 31,
	2005	2006	2005	2006
Number of employees, beginning of period	2,725	2,234	2,508	2,004
Additions	182	147	399	377

Number of employees, end of period	2,907	2,381	2,907	2,381

Average number of employees during period	2,806	2,303	2,701	2,181

We have continued to recruit software development engineers and staff supporting customers. As a consequence of higher employee numbers, we have occupied additional facilities in the United Kingdom, the United States and India, and increased our infrastructure costs. Accordingly, our total operating costs (including that portion reported within cost of goods and services sold) have increased.

A higher proportion of our engineering activities have been involved in revenue-generating projects for our customers and this has resulted in a higher amount and proportion of the total costs of our technical employees being classified as cost of goods and services sold. The residual costs of our technical employees represent research and development expenses, being the cost of employees and related items associated with research activities and development activities undertaken at our risk. Such activities involve a mixture of internal research and software development projects focused on the digital broadcasting industry and projects focused on improving functionality to our existing product portfolio. Research and development expenses decreased by 10% and 14% for the three and nine month periods ended March 31, 2006, respectively, compared to the corresponding periods of the prior fiscal year, as a result of a lower proportion of development projects being undertaken at our risk. In addition, in the nine months ended March 31, 2006, we received a $5.3 million grant from the French government as a consequence of being engaged in eligible research projects.

During the three and nine month periods ended March 31, 2006, sales and marketing expenses increased by 10% and 14%, respectively, as a result of increased activity, particularly in Europe and Asia.

General and administrative expenses increased by $6.4 million and decreased by $3.1 million for the three and nine months ended March 31, 2006, respectively, as compared to the corresponding periods of the prior fiscal year. During the three months ended March 31, 2005, our management committed to reoccupy part of a property in Heathrow, England which we had abandoned in 2000 resulting in a reversal of the abandoned property lease accrual of $8.1 million which was no longer needed. The decrease relating to the nine months ended March 31, 2006, was offset by an increase of $3.0 million in the abandoned property accrual that had been recorded for this property during the three months ended December 31, 2004. Excluding the effect of the abandoned property lease accruals noted above, general and administrative expenses decreased by $1.7 million and $8.3 million in the three and nine months ended March 31, 2006, respectively as compared to the corresponding periods of the prior fiscal year. Part of the decrease is a consequence of a lower proportion of the total number of our employees being engaged in general and administrative functions, which in turn, resulted in a reduction in the facilities and infrastructure costs included within general and administrative expenses. Additionally, legal expenses and that element of stock-based compensation expenses which is classified as general and administrative expense were both lower in the three and nine month periods ended March 31, 2006 than in the corresponding periods of the prior fiscal year.

Amortization of finite-lived intangible assets decreased by 32% and 27% in the three and nine month periods ended March 31, 2006, respectively, compared to the corresponding periods of the prior fiscal year. This is as a consequence of certain intellectual property rights becoming fully amortized in May 2005.

Other income credited to operating expenses represents gains on the revaluation of cash and certain other monetary assets and liabilities which are denominated in currencies other than the functional currencies of the entities which hold them.

In addition to the matters referred to above, comparisons of expenses for the three and nine month periods ended March 31, 2006 to the corresponding periods of the previous fiscal year were also affected by the relative strength of the U.S. dollar in the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005. Approximately 50% of our total expenses are denominated in currencies other than the U.S. dollar (principally pounds sterling and euros). We estimate that the stronger U.S. dollar has favorably impacted our total reported expenses by approximately 3%.

Operating income and other items

As a result of the factors outlined above, operating income was $35.4 million (or 23.7% of revenue) for the three months ended March 31, 2006, compared to $22.6 million (or 17.9% of revenue) for the corresponding period of the previous fiscal year. For the nine months ended March 31, 2006, operating income was $105.5 million (or 23.7% of revenue) compared to $72.0 million (or 17.6% of revenue) for the corresponding period of the previous fiscal year.

Interest income earned on cash deposits was $4.1 million and $10.5 million for the three and nine month periods ended March 31, 2006, respectively, compared to $2.3 million and $7.1 million, respectively, for the corresponding periods of the previous fiscal year. The increases were due to higher average cash balances and higher interest rates.

Our effective tax rate was 28.7% and 29.9% for the three and nine month periods ended March 31, 2006, respectively, compared to 33.5% and 34.2%, respectively, for the corresponding periods of the previous fiscal year. The decrease in the tax rates was due to lower effective tax rates in our non-U.K. operations.

As a consequence of all these factors, net income for the three months ended March 31, 2006 was $28.1 million, or $0.50 per share ($0.49 per share on a diluted basis), compared to $16.6 million, or $0.30 per share ($0.29 per share on a diluted basis), for the three months ended March 31, 2005. For the nine months ended March 31, 2006, the factors described above resulted in net income of $81.2 million, or $1.45 per share ($1.41 on a diluted basis), compared to $52.1 million, or $0.95 per share ($0.92 per share on a diluted basis), for the corresponding period of the prior fiscal year.

Recent accounting pronouncements

Total operating expenses for the three and nine month periods ended March 31, 2006 include a charge before income tax in respect of stock option expenses of $2.1 million and $3.8 million, respectively. The equivalent charges in the corresponding period of the prior fiscal year amounted to $0.6 million and $4.0 million, respectively. We have adopted the modified prospective method to transition to SFAS No. 123 (R), effective July 1, 2005. The charge recorded in the corresponding periods of the prior fiscal year arose only in respect of stock options whose terms had been modified because stock option compensation was accounted for by using the intrinsic value-based method in accordance with APB No. 25, “Accounting for Stock Issued to Employees” (“APB25”). As a result of adopting SFAS No. 123 (R) on July 1, 2005, our income before income taxes and net income for the three and nine month periods ended March 31, 2006 was lower by approximately $0.7 million and $0.7 million, respectively, than if we had continued to account for stock-based compensation under APB25.

Additionally, in June 2005, the Remuneration Committee of our Board of Directors modified the terms of certain unvested out-of-the-money stock options granted under our stock option plans. The Remuneration Committee’s decision to accelerate the vesting of these stock options was in anticipation of compensation expense to be recorded subsequent to the effective date of SFAS No. 123 (R) on July 1, 2005. The acceleration eliminated approximately $0.9 million ($0.8 million net of tax) which would otherwise have been recorded as an operating expense in the three months ended March 31, 2006. For the nine months ended March 31, 2006, the acceleration eliminated approximately $4.3 million ($3.9 million net of tax) which would otherwise have been recorded as an operating expense.

SFAS No. 123 (R) also requires excess tax benefits realized on the exercise of stock options to be shown as a financing cash inflow rather then as part of cash provided by operating activities. The amount so recorded in the nine months ended March 31, 2006 was $4.1 million.

As of March 31, 2006, the total compensation cost related to non vested awards not yet recognized was approximately $28.7 million and the period over which it is expected to be recognized is 3.8 years. The Directors may grant additional stock options in the future, which would result in additional operating expenses being recorded. Further information about the effect of adopting SFAS No. 123 (R) is provided in Note 11 to the accompanying unaudited consolidated financial statements.

Liquidity and capital resources

Current financial condition

Our principal source of liquidity is internally generated funds. We also have access to the worldwide capital markets.

As of March 31, 2006, we had cash, cash equivalents and short-term investments totaling $445.7 million. Our accumulated cash is being held with the intention of using it for the future development of the business and there are currently no plans to pay any dividends to shareholders. We believe that we have sufficient working capital resources for our present requirements. Our internally generated funds are dependent on the continued profitability of our business. As of March 31, 2006, we have an unused credit facility to borrow up to £30 million (equivalent to approximately $52 million) from a subsidiary of News Corporation. No amounts were drawn under this facility during the nine month period ended March 31, 2006.

The principal uses of cash that affect the Company’s liquidity position include purchases of smart cards, operational expenditures, capital expenditures, acquisitions and income tax payments.

Sources and uses of cash

We had a net inflow of cash of $5.5 million in the nine months ended March 31, 2006, compared to a net cash inflow of $75.6 million in the nine months ended March 31, 2005.

Net cash provided by operating activities was as follows:

	For the nine months
(in thousands)	ended March 31,
	2006	2005
Net cash provided by operating activities	$111,188	$78,165

The increase in net cash provided by operating activities in the nine months ended March 31, 2006 reflects higher receipts from customers, lower payments for the purchase of smart cards and lower tax payments. These factors were offset in part by higher payments of payroll costs, travel expenses and facilities costs, compared to the corresponding period of the previous fiscal year, as a result of an increase in the number of employees.

Net cash used in investing activities was as follows:

	For the nine months
	ended March 31,
(in thousands)	2006	2005
Capital expenditure	$21,921	$13,287
Business acquisitions, net of cash acquired	3,118	17
Proceeds from sale of investments	─	(232)
Increase in short-term investments	101,035	─
Net cash used in investing activities	$126,074	$13,072

The increase in capital expenditure was due to investment in new facilities in the United Kingdom, India and the United States, and higher purchases of technical equipment required to support our customers. In addition, during the nine months ended March 31, 2006, we acquired NT Media Limited for initial cash consideration and costs totaling $3.1 million. Further payments may be made under the terms of the acquisition agreement up to a maximum of approximately $4.2 million over the next three years. During the nine months ended March 31, 2006, we invested a portion of our cash with a bank on deposit for a six month term.

Net cash generated by financing activities was as follows:

	For the nine months
	ended March 31,
(in thousands)	2006	2005
Issuance of shares	$16,253	$10,543
Excess tax benefits realized on exercise of stock options	4,095	─
Net cash generated by financing activities	$20,348	$10,543

Higher numbers of stock options were exercised by employees during the nine months ended March 31, 2006 than in the corresponding period of the prior fiscal year. Certain stock option exercises result in a tax benefit higher than the amounts recorded in the consolidated statement of operations. Following the adoption of SFAS No. 123 (R) which became effective for us on July 1, 2005, such benefits are shown as a financing cash flow to the extent that they are realized, rather than as part of cash provided by operating activities as previously required.

We have evaluated, and expect to continue to evaluate, possible acquisitions and dispositions of certain businesses. Such transactions may be material and may involve cash, our securities and/or the assumption of indebtedness.

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

Our growth has depended historically on large digital satellite broadcasters introducing, marketing and promoting products and services that utilize our technology. We currently derive, and we expect to continue to derive, a significant portion of our revenues from a limited number of large customers. Our three largest customers are DIRECTV in the United States, BSkyB in the United Kingdom and Sky Italia in Italy. In the nine months ended March 31, 2006, these three customers accounted directly and indirectly for approximately 70% of our total revenues. We expect that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues, although the particular customers may vary from period to period. If a large customer purchases significantly less of our products or services, defers or cancels orders, or terminates its relationship with us, our revenues could decline significantly and as a result, our business, operating results and financial condition could be materially adversely affected.

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

A risk inherent in our international operations is the exposure to fluctuations in currency exchange rates. Certain of our customer contracts denominate prices in pounds sterling or in euros. During the nine months ended March 31, 2006, approximately 28% of our revenues were denominated in pounds sterling and a further 19% were denominated in euros. Some of our smart card costs and our operating expenses are denominated in pounds sterling and euros. During the nine months ended March 31, 2006, we estimate that approximately 27% of our total cost of sales and operating expenses were denominated in pounds sterling and a further 23% were denominated in euros. As a result, we are exposed to fluctuations in exchange rates which may have a material adverse effect on our business, operating results and financial condition.

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

We are controlled by News Corporation. As of the date hereof, News Corporation beneficially owns approximately 74.2% of our total issued and outstanding share capital. Because News Corporation beneficially owns 100% of our Series B ordinary shares, which have ten votes per share (as opposed to our Series A ordinary shares which have one vote per share), it controls approximately 96.6% of our voting power. By reason of such ownership, News Corporation is able to control the composition of our entire Board of Directors and to control the votes on all other matters submitted to a vote of our shareholders. Four of our eight current Directors have been appointed by News Corporation. Additionally, Dr. Abe Peled, our Chairman and Chief Executive Officer, is a member of News Corporation’s Executive Management Committee and from time to time is involved in matters pertaining to News Corporation’s wider business interests.

Businesses in which News Corporation has an interest currently account for, and are expected to continue to account for, a significant portion of our revenues. During the nine months ended March 31, 2006, approximately 77% of our total revenues were derived directly from businesses in which News Corporation has an interest. Those businesses include our three largest customers. Although we believe the terms of our contracts with such related parties are no less favorable to us than those that we could obtain from unrelated third parties, we cannot assure you that this is the case.

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

At our annual general meeting held on October 31, 2005, shareholders authorized our Board of Directors, pursuant to Section 80 of the Companies Act 1985 of Great Britain, to allot relevant securities (including ordinary shares, other equity securities and the right to subscribe for or convert securities) for further issuance for a period expiring November 1, 2010. At the same time, our Board of Directors were empowered, pursuant to Section 95 of the Companies Act 1985 of Great Britain, to allot equity securities for cash on a non-pre-emptive basis without first being required to offer them to existing shareholders.

We may issue equity securities in connection with possible future business acquisitions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The only significant financial market risk to which we are exposed is to changes in foreign exchange rates. We operate in international markets and have operational presence in several countries. Accordingly, our costs and revenues are denominated in a mixture of U.S. dollars, pounds sterling and euros. Historically, we have not entered into free-standing derivative contracts to hedge foreign exchange exposure arising from operating activities. We expect to review this policy from time to time as circumstances change. No derivative instruments were outstanding as of March 31, 2006.

In certain countries in which we have operations, we are required to make severance payments to employees leaving employment in certain circumstances, on the basis of the latest monthly salary for each year of service. This liability is provided for by payments of premiums to insurance companies under approved plans. The obligation as of March 31, 2006 included within our consolidated balance sheet as non-current accrued expenses was $28.3 million. The value of insurance policies which substantially fund this obligation as of March 31, 2006 was $22.3 million and is included within our consolidated balance sheet as other non-current assets. The bulk of the arrangements relates to our Israeli employees. Because the gross liability reflects the contracts of employment, it is denominated in U.S. dollars, whereas the amount funded by insurance policies is regulated by the government of the State of Israel and is denominated in Israeli shekels. Accordingly, the difference between the gross liability and the amount funded by insurance policies is subject to fluctuations depending on the relative values of the U.S. dollar and Israeli shekel.

As of March 31, 2006, approximately 80% of our cash was held in U.S. dollars and 13% in pounds sterling, with the remainder being held primarily in euros.

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

b) Internal control over financial reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s third quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - Other Information

Item 1. Legal Proceedings

See Note 10a to the accompanying unaudited consolidated financial statements, which is incorporated herein by reference.

Item 1A. Risk Factors

See “Risk Factors” beginning on page 24, which is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

10.1 Non-Executive Director Compensation Summary Sheet. (1)

10.2 Letter Agreement dated October 20, 2002 between Raffi Kesten and NDS Technologies Israel Limited. (2)

10.3 Letter Agreement dated June 22, 2004 between Raffi Kesten and NDS Group plc. (3)

12 Computation of Ratio of Earnings to Fixed Charges. (1)

31.1 Chairman and Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. (1)

31.2 Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. (1)

32 Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002. (1)

──────────

(1)	Filed herewith.

(2)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8K, filed by NDS Group plc with the Securities and Exchange Commission (File No. 0-30364) on April 10, 2006.

(3)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8K, filed by NDS Group plc with the Securities and Exchange Commission (File No. 0-30364) on April 10, 2006.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NDS GROUP PLC
(Registrant)

By: /s/ Alexander Gersh
Alexander Gersh
Chief Financial Officer
(Principal Financial Officer)

Date: May 8, 2006