Form 10-K
period 2006-06-30
NDS GROUP PLC
filed 2006-09-01
CIK 1098074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-30364
NDS Group plc
(Exact name of registrant as specified in its charter)

England and Wales	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Heathrow Boulevard, West Drayton, Middlesex, United Kingdom	UB7 0DQ
(Address of principal executive offices)	(Zip Code)

+44 20 8476 8000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Series A ordinary shares, par value $0.01 per share

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act. (Check one):
Large accelerated filer ☐         Accelerated filer ☒         Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Series A ordinary shares held by non-affiliates of the registrant as of December 31, 2005 was approximately $581,003,887 (based on the closing price on such date as reported on the NASDAQ National Market).

As of August 31, 2006, there were outstanding 14,894,580 Series A ordinary shares of $0.01 par value per share, 42,001,000 Series B ordinary shares of $0.01 par value per share and 42,000,002 deferred shares of £1 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to NDS Group plc’s definitive proxy statement for its 2006 Annual Meeting of Shareholders, which shall be filed with the Securities and Exchange Commission, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of NDS Group plc’s fiscal year end.

NDS Group plc

Table of Contents

PART I

PART I

ITEM 1.	BUSINESS

Background

NDS Group plc is domiciled in the United Kingdom, incorporated in Great Britain and registered in England and Wales. As used in this Annual Report on Form 10-K, references to “NDS”, the “Company”, “we”, “us” or “our” are to NDS Group plc and its subsidiaries. We are engaged in the business of supplying open end-to-end digital technology and services to digital pay-television platform operators and content providers. We have customers throughout the world and we have research and development facilities, customer support operations and administrative offices in the United Kingdom, Israel, France, Denmark, India, China, South Korea, Australia and the United States. As of June 30, 2006, we had approximately 3,000 employees. There is a common management structure across the Company which ensures that our various subsidiary entities operate in a coordinated and complementary manner. We manage our business as a single segment.

We are a majority owned subsidiary of News Corporation, a Delaware corporation (“News Corporation”), which is a diversified entertainment company, and we conduct business transactions with a number of affiliates and subsidiaries of News Corporation. Effective November 12, 2004, News Corporation changed its corporate domicile from Australia to the United States and as a result, we ceased to qualify as a foreign private issuer under U.S. securities laws. Accordingly, the financial information presented in this Annual Report on Form 10-K is stated in U.S. dollars, and has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Prior to November 12, 2004, we published our financial information in accordance with U.K. generally accepted accounting practice (“UK GAAP”) in pounds sterling. Financial information for periods ending on, and as of, dates prior to the beginning of fiscal 2005, has been derived from previously audited UK GAAP financial information by adjusting for differences between UK GAAP and GAAP and then translating that information into U.S. dollars.

Our principal executive offices are located at One Heathrow Boulevard, 286 Bath Road, West Drayton, Middlesex UB7 0DQ, England and our telephone number is +44 20 8476 8000. Our website is www.nds.com. We make available, free of charge through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”.) Such documents may also be read by the public at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC.

References to a year are, unless otherwise indicated, references to our fiscal year ending on the nearest Sunday to June 30 of each such year. In this Annual Report on Form 10-K, financial and statistical information is, unless otherwise indicated, stated on the basis of such fiscal year.

NDS, VideoGuard, Value@TV, MediaHighway, XTV, Synamedia, OpenBet and Visionik Games are either trademarks or registered trademarks of NDS Group plc and subsidiaries in one or more countries worldwide. This Annual Report on Form 10-K also includes trade names and trademarks of companies other than NDS. For the convenience of the reader, our customers are referred to by their common trading names and not the names of the specific legal entities with which we contract or the legal name of the parent entity of such party.

Special note regarding forward-looking statements

This document and the documents incorporated by reference into this Annual Report on Form 10-K, including “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain statements that constitute “forward-looking statements” within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of the Company, our directors or executive officers with respect to, among other things, trends affecting our financial condition or results of operations. The readers of this document are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks, uncertainties and other factors is set forth below in Item 1A: “Risk Factors.” We do not ordinarily make projections of our future operating results and undertake no obligation (and expressly disclaim any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by us with the SEC. This section should be read in conjunction with our audited consolidated financial statements and related notes set forth elsewhere in this Annual Report on Form 10-K.

Business overview

Our business is the supply of open end-to-end digital technology and services to digital pay-television platform operators and content providers. Our technologies and services are designed to enable our customers to profit from the secure distribution of digital information and entertainment to consumer devices which incorporate various technologies supplied by us. Our technologies and services include conditional access and microprocessor security, broadcast stream management, set-top box middleware, electronic program guides (“EPGs”), digital video recording (“DVR”) technologies and interactive infrastructure and applications. We provide technologies and services supporting both standard definition and high definition broadcast television and a variety of industry standards.

We consider that we operate as a single segment and our business is managed as such. We have no separate divisions or profit centers. We assess the financial performance of our business by reviewing specific revenue streams in the aggregate and by customer. We assess our costs by considering individual cost centers and their aggregation into general cost categories. An analysis and discussion of our various revenue streams and cost categories is provided in Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” A geographic analysis of the sources of our revenues for each of the last three fiscal years is given in Note 17 to our audited consolidated financial statements, as is information about the location of our long-lived assets.

Our business has grown by a combination of acquisitions and new customer contracts. Our contracts typically have terms of several years and are frequently structured such that our revenues are related to the success of our customers in attracting and retaining subscribers and the use made of our software and services by our customers and their subscribers.

During fiscal 2006, three customers each accounted directly and indirectly for more than 10% of our revenues. These customers and the percentage of our fiscal 2006 revenues which they contributed were: DIRECTV in the United States (34%), BSkyB in the United Kingdom and Ireland (23%) and Sky Italia in Italy (11%). These customers, as well as some others, are businesses in which News Corporation has an interest. Information about our business transactions with related parties is provided in Note 12 to our audited consolidated financial statements.

Customers

Our main customers are the digital pay-television platform operators who utilize a broadcast infrastructure to deliver video and data to multiple subscribers. A broadcast distribution infrastructure consists of three main elements:

1)	a broadcast head-end, which includes technologies which encrypt and package the video and other data into a broadcast stream;

2)
a distribution system which transmits the broadcast stream (e.g. via satellite, broadband, cable, terrestrial) to an end-user. The distribution system may contain a “return path”, that is, a means for communications to be sent from the subscriber back to the broadcaster; and

3)
a set-top box which converts the broadcast signal into television video. Conditional access technologies (which include a smart card inserted into the set-top box) ensure that subscribers can only decrypt content which they have been authorized by the platform operator to receive. The set-top box also contains the technologies, including middleware, which enable the consumer to use features such as EPGs, DVRs and interactive applications.

Viewers of a digital pay-television service, who are customers (subscribers) of the platform operator or the content provider, are users of our technology but are not our customers because we have no direct commercial relationship with them.

We supply technologies which provide components within the broadcast head-end and in the set-top box. We supply smart cards for set-top boxes and provide security maintenance services to maintain the security of the broadcast platform. Our technologies have been implemented to be used on a variety of distribution systems.

A platform operator can broadcast to an increasing number of subscribers by adding additional set-top boxes and the associated smart cards, without the need to add additional components to the head-end. Therefore, a broadcast platform is scalable within the design parameters. Accordingly, we charge fees that are dependent on the number of subscribers to the broadcast platform and the extent to which our technologies are actually used by subscribers. A part of our revenue growth is derived from subscribers increasing the number of set-top boxes in their homes and upgrading their set-top boxes to newer models which contain additional functionality.

In addition to selling to platform operators, we may sell interactive applications to content providers. Such customers usually do not operate a broadcast platform, but provide content for transmission over a platform operator’s network. The applications we sell to content providers make use of the functions and capabilities of the broadcast infrastructure.

We work with suppliers of other components of a broadcast platform, such as broadcast equipment and set-top box manufacturers. We integrate our technologies with those of other suppliers to provide a platform operator with the functionality required. A particular platform operator may purchase some components from our competitors.

We are committed to developing industry co-operation by actively participating in many key standards organizations. We use these forums proactively to promote standards which maximize interoperability and enable broadcasters and platform operators to meet the challenge of integrating broadcast, information and telecommunications technologies.

Our technology is integrated into set-top boxes manufactured by most of the major consumer electronics manufacturers. In order to provide platform operators and subscribers with greater choice and security of supply, it is important that our technology be integrated into as many different types of set-top boxes, computer chips (which are incorporated into the set-top boxes) and other broadcast equipment as possible. This also aids price competition.

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

Competition

We compete primarily with technologies such as NagraVision (developed by Kudelski SA), DigiCipher (developed by Motorola, Inc.), Power Key (developed by Scientific-Atlanta, Inc.), OpenTV (developed by OpenTV Corp.) and Microsoft TV Edition (developed by Microsoft Corporation) both to attract new customers and to retain our existing customers. In addition, some of the companies that currently operate in the software business, but which have not historically been active competitors of ours, may, through acquisitions or the development of their own resources, seek to enter and obtain significant market share in our current or planned business areas.

Competition is intense and, in addition to price and commercial terms, we consider our key differentiators to be:

•	the level of security that our technology offers to a platform operator and our ability to maintain that security;

•	the quality and ease of use of our systems;

•	the availability of our other software elements, such as middleware, interactive software, EPG and DVR, which allow a platform operator to provide additional services;

•	the availability of set-top boxes offered by manufacturers with whom our technology is integrated; and

•
the ability of our conditional access technology to work alongside that of a competitor’s in a process known as “simulcrypt,” which allows a platform operator to replace one conditional access system with another in a controlled manner without disabling a legacy population of set-top boxes.

Technologies and services

We offer technologies and services in the following main areas:

•	conditional access systems and services;

•	middleware;

•	DVR technologies;

•	broadband and internet protocol television (“IPTV”);

•	interactive television infrastructure and applications; and

•	integration services.

The technologies deployed at the platform operator’s head-end and in the consumer device are tightly integrated and are an essential component of a digital pay-television network and the channels and other content carried. Our customers may purchase technologies and services from us in one or more of these main areas. These technologies and services that we provide comprise a single business segment from which we derive a number of different revenue streams. A discussion of these revenue streams and a quantitative commentary on our business is given under Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our main technology solutions and services are discussed in more detail below.

Conditional access

Conditional access systems are an essential component of a pay-television platform. Conditional access systems enable our customers to manage and control the secure distribution of entertainment and information, whether distributed by broadcast or broadband media (including cable, satellite, terrestrial, telephone network, the internet, etc.). Conditional access systems provide two primary functions; first, it protects content from unauthorized viewing, redistribution and piracy, and second, it enables our customers to charge subscribers for a selected content package or event.

Our conditional access systems are marketed under the name “VideoGuard.” The VideoGuard family of systems is compatible with all internationally accepted digital television transmission standards. VideoGuard conditional access systems include:

•
software components that are installed on dedicated server systems at the platform operator’s head-end and which are responsible for interfacing with the platform operator’s subscriber management system, back-office and billing systems and play-out and transmission management systems;

•
technologies that are integrated in the set-top box and which, if authorized, permit the decryption of content and which also support various functions essential to the EPG, DVR functionality, return path communication and interactive applications; and

•
a removable smart card which is inserted into each set-top box and contains an embedded computer chip that, if authorized, generates code words used by the set-top box to decrypt and display the relevant content. The smart card is manufactured under strict security conditions by third party manufacturers, based on proprietary designs provided by us.

All of our smart cards are tested, programmed and dispatched from one of our two facilities, which are located in the United Kingdom and in the United States, and together are capable of embedding computer chips in up to 60 million smart cards per year. In fiscal 2006, we distributed 24.4 million smart cards.

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

As of June 30, 2006, 65.0 million set-top boxes were in use with VideoGuard conditional access technology, an increase of 8.3 million since June 30, 2005. Our largest conditional access customers and their region of operation include DIRECTV (United States), BSkyB (United Kingdom), Sky Italia (Italy), DIRECTV PanAmericana (Latin America), Sky Mexico (Mexico), Sky Brasil (Brazil), FOXTEL (Australia), SkyLife (South Korea), YES (Israel), HOT (Israel), Cablevision (U.S.), Shenzhen (China) and Viasat (Scandinavia).

Middleware

In distributed computing systems, “middleware” is the software layer that lies between the operating system and the applications. In the context of digital television set-top boxes, middleware provides a means for a single application to run on set-top boxes developed by different manufacturers. It therefore provides the pay-television platform operator with the ability to offer subscribers the same application and user experience irrespective of the model of set-top box used by that subscriber. The combination of our conditional access technologies and set-top box middleware enables applications to be run on the set-top box in a standard, controlled and secure manner. This allows our customers to enhance their subscribers’ experience by providing a user friendly, always on, fast audio and video environment capable of supplying various interactive services, such as EPGs, shopping, e-mail, games, banking, advertising and other services.

We provide a full range of middleware solutions, which include:

•
MediaHighway Core - an easily upgradeable middleware solution that allows platform operators to deploy a wide range of services, including EPGs, interactive applications and DVRs, quickly and cost effectively on low cost set-top boxes;

•
MediaHighway Advanced ─ a multi-tasking middleware solution that runs on fully featured set-top boxes. The architecture and features of MediaHighway Advanced support complex systems such as home networking with broadband access. MediaHighway Advanced complies with the major television and internet open standards, including DVB-MHP, HTML 4.0, OCAP and JavaScript.

Approximately 21.2 million set-top boxes containing MediaHighway were deployed during fiscal 2006, bringing the cumulative total number of June 30, 2006 to 41.6 million set-top boxes. MediaHighway is being used by the following customers: DIRECTV (United States), Canal Satellite (France), Digital Plus (Spain), Canal Digital (Scandinavia), Sky Mexico (Mexico), Sky Brasil (Brazil), Astro/Measat (Malaysia) and Yes (Israel). We are working on projects for deployment of our middleware to other customers in fiscal 2007.

DVR

We have developed a DVR technology called “XTV” which extends the television viewing experience by integrating mass-storage devices, such as hard drives, in set-top boxes. The XTV-enabled set-top boxes and head-end systems are tightly integrated with our conditional access technologies, ensuring that the content in the subscriber’s set-top box is stored in encrypted form so that viewing, copying or distribution can be controlled by the platform operator or content owner.

XTV uses “meta-data” (data about data) embedded in the broadcast stream to provide services and functionality that are not readily available in other products that focus only in managing the hard disk that is integrated in the set-top box or digital television. We do not manufacture or market the set-top box which forms the basis of the DVR, but we license our technology to platform operators and consumer electronics manufacturers who supply the markets in which our platform operator customers operate.

Our XTV technology has been deployed by the following customers: DIRECTV (United States), BSkyB (United Kingdom), FOXTEL (Australia), Sky Brasil (Brazil), Sky Mexico (Mexico), Yes (Israel) and HOT (Israel). We are working on projects for deployment of our XTV technologies to other customers in fiscal 2007.

Because of the way in which our XTV is tightly integrated with our conditional access technologies, we do not consider other DVR products to be direct competitors.

We also have a DVR technology that is an extension of our MediaHighway middleware but which is not integrated with our conditional access technologies. This technology is used by Canal Satellite in France.

As of June 30, 2006, we estimate that a cumulative 3.5 million set-top boxes containing our DVR technology have been shipped, an increase of 2.1 million since June 30, 2005.

Broadband and IPTV

Our technologies and systems for broadband and IPTV are marketed under the “Synamedia” name. Synamedia incorporates our technologies for IPTV middleware, user interfaces, personalization, content protection and rights management. It provides a broadband platform operator with the ability to offer television services, such as video-on-demand (“VOD”), multi-cast television, video streaming, content guides, interactive applications, secure commerce and DVR-type functionality.

Based on our VideoGuard security, Synamedia protects content at all stages of delivery, from the broadband access point to the set-top box in the home. Once content is received inside the home, VideoGuard protects the valuable digital content from piracy, whether it is stored locally or routed through a home network. VideoGuard uses content encryption and a secure key management system that allows IPTV set-top boxes to be used for viewing content on a television screen.

Our Synamedia technology provides content protection for: telecommunications companies wanting to introduce new video and television services; content providers and broadband broadcasters considering IPTV broadcasting and VOD services; cable television companies considering phone networks or Fiber To The Home as an alternative to digital cable; and satellite or terrestrial broadcasters considering VOD over IPTV to complement their traditional broadcast business.

Among our Synamedia customers are BB Cable / Softbank (Japan), CYTA (Cyprus), Sistema (Russia), Viasat (Scandinavia), Galaxy (Hong Kong), Telekom Austria (Austria) and SES-Americom (United States). Some of these systems are being trialed and there is no assurance that they will be widely deployed.

Numerous companies offer competing technologies in the area of broadband and IPTV, including telecommunications companies and businesses which supply software to the personal computer market.

Interactive television infrastructure and applications

Our “Value@TV” set of solutions provide a suite of tools supporting the creation, packaging, delivery and management of interactive content and applications for broadcast content. We also offer a suite of standardized applications that can be licensed by, or customized for, a particular application. These applications include EPG, games and gaming (which are sold under the “Visionik Games” and “Orbis” brand names), voting, sports applications, news, commerce, interactive advertising and other enhanced television applications. Our Value@TV solutions are integrated with our VideoGuard technologies to enable secure communication from the set-top box to the head end via the return path where security is essential to the application, for example where purchase transactions are initiated.

Most of our major broadcast platform operator customers use aspects of our Value@TV solution. We also supply technology and applications to numerous channels and content providers operating on these platforms.

Our “OpenBet” software is used by licensed bookmakers and gaming organizations as a platform for internet and television-based bookmaking and gaming operations. Although such bookmaking and gaming operations are highly restricted in the United States, their use is permitted in several jurisdictions, including the United Kingdom. OpenBet allows a single operator to create multiple betting sites (e.g., retail locations, internet, television) all powered by the same OpenBet server. It has two main elements: the OpenBet gambling engine and the OpenBet game framework. The OpenBet gambling engine is the core of the system. It contains all the central features required by any gambling site, including customer accounts, registration and identity validation, electronic payment, event management, liability management and monitoring, multi-currency and multi-lingual functions, regulatory compliance, administration and reports. The OpenBet game framework allows operators to offer games, which may be developed by us or by third parties. Different types of games can be offered, such as sports betting, casino games, lottery games and fantasy competitions. We expanded the range of casino games we offer following the acquisition in September 2005 of NT Media Limited.

OpenBet is used by many of the major bookmakers in the United Kingdom and some companies in the Asia-Pacific region. OpenBet is used by several bookmakers and gaming companies that operate specialist channels or applications on the BSkyB platform. We only sell OpenBet to companies that operate in tightly regulated markets and include in our licensing arrangements appropriate measures to protect against bets being accepted from persons in jurisdictions where such activities may not be legal. This policy limits the potential market for OpenBet.

Integration and support services

We complement our technologies with a wide range of services, including consulting, broadcast system design and integration, support and maintenance and, in some cases, on-site operation and management of systems we have supplied to our customers. Our experience in implementing large and complex systems has enabled us to provide services to assist companies in planning and designing new platforms. System integration involves both the selection of appropriate vendors and the integration of various components, including those of third party manufacturers, into a single operational broadcast system. In some cases we may act as prime integrator and subcontract aspects of the work to third parties. In other cases we may be a subcontractor to a third party prime integrator. Once our customers’ systems are operational, we offer them after-sale services including ongoing support and maintenance.

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

We work on the development of high security encryption algorithms. These are mathematical procedures implemented in hardware or software that are used to accomplish a specific function, such as encrypting or decrypting data, messages or video signals by means of secret keys and code words. Our security research team has developed a number of proprietary high-security encryption algorithms used in our conditional access systems.

Our computer chip design team has developed a number of proprietary improvements to the security and functionality of computer chips that we integrate into our smart cards. Such improvements include, for example, functions that hinder the unauthorized duplication of our smart cards or the use of counterfeit smart cards in a set-top box.

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

Research and development

Our total expenditure on research and development in the three fiscal years ended June 30, 2006, 2005 and 2004 was $145.5 million, $166.5 million and $146.2 million, respectively. This includes the cost of research into new technologies which may be of future benefit to us and our customers, the cost of developing prototype applications for demonstration to customers and potential customers, and the costs of adapting and integrating applications and new technologies to meet a particular customer’s requirements.

The largest research and development projects have been on set-top box software, particularly the development of advanced middleware, program guide and DVR technologies and the adaptation of these technologies for high definition services.

We are also investigating how aspects of our technology may be applied to content protection more generally. Consumers are increasingly expecting more flexibility as to the place and time they view digital content. A key issue for content owners and distributors is that once the digital content is moved to an unprotected environment outside their control it can be copied, re-distributed and viewed in its original quality, illegally or without the content owners’ ability to generate revenues from such use.

Our Secure Video Processor (“SVP”) technology addresses this issue by providing a rights management standard scheme using hardware based security such that content may be transferred to an authorized device which has an SVP chip in it. The SVP chip is created by incorporating SVP technologies into an existing video processor chip which can then be integrated into a consumer electronics device, such as a digital television, set-top box, personal video recorder, DVD or MP3 player, mobile phone and other portable or storage devices. An SVP enabled chip controls both the content and the license to use that content.

Our technologies and systems for mobile digital rights’ management (“DRM”) solutions are marketed under the “VideoGuard Mobile” name. VideoGuard Mobile is a head-end to handset secure content solution for mobile phones, aimed at assisting companies who wish to distribute valuable content to mobile phones in protecting the content revenues from threats of piracy and providing flexible business models that raise revenues and increase network traffic. Our solutions are compliant with the main technology standards and support multiple delivery mechanisms, including downloading, streaming, unicasting, multicasting, broadcasting, secure billing and payments.

We are also developing hybrid set-top boxes which combine satellite or cable delivery with broadband IP connectivity in our “XSpace” technology solution. We consider XSpace to be an efficient way of combining broadcast television with on-demand video content and niche programming from the internet.

The market for technologies which extend the use of digital content in a secure way beyond broadcast television is in the early stages of development and we may be unsuccessful in earning significant revenues from our content protection technologies.

Regulation

Our technology is used by broadcasters and our customers may therefore be subject to regulation in the jurisdictions in which they offer their services. Applicable regulations, which differ from jurisdiction to jurisdiction, and future changes or additions to such regulations, may affect our ability to sell technologies and services.

We do not operate as a bookmaker. However, our OpenBet software is a betting and gaming application supplied to bookmakers. Our customers are therefore subject to regulation in the jurisdictions in which they offer their services. This may involve the independent certification of our software. In many jurisdictions, betting and gaming regulations are being reviewed, specifically to address betting and gaming on the internet and television. It is possible that our customers will become subject to new regulations in this area. The current regulations, which differ from jurisdiction to jurisdiction, and any future changes in such regulations, may affect our ability to sell our technologies and services related to betting and gaming.

Raw materials

We do not manufacture smart cards, but our engineers design the computer chips which are embedded in our smart cards. We arrange for the computer chips to be manufactured and assembled by third party suppliers. Smart card costs are dependent upon the costs of raw materials, including the cost of computer chips, plastic and assembly, and the quantity of smart cards purchased and processed in any period.

We purchase the computer chips which are contained within our smart cards from third party manufacturers. There are very few companies with the manufacturing skills and capacity to supply our requirements for smart card chips, especially given the sophistication of our designs. Additionally, we often use a single manufacturer for a particular generation of smart card for a particular customer. Accordingly, any disruption to supply or lack of availability of manufacturing capacity at our chip suppliers could harm our ability to deliver smart cards to our customers or could negatively affect our operating margins.

Order backlog

Our customer contracts are typically long-term arrangements for the supply of smart cards, security and other services, initial systems, subsequent system enhancements and other aspects of our technologies. Therefore, we do not consider it meaningful to quantify order backlog.

Seasonality

Our business is not seasonal. However, demand for smart cards can be influenced by the consumer marketing activities of our broadcast platform customers and the timing of delivery of technology enhancements can also be influenced by such activities.

Working capital

We hold inventory of smart cards and their components in anticipation of demand from our customers. Because smart cards supplied to different platform operators are unique or contain unique features, particular types of smart cards held in inventory may not be useable for any customer other than the one for which they were purchased. The lead times for smart card procurement are frequently much longer than the period covered by firm order commitments from our customers. Accordingly, we may have to make inventory purchases in anticipation of customer orders that may never be received and we may purchase inventory some months in advance of smart cards being supplied to our customers

Of our 65.0 million authorized smart cards in use as of June 30, 2006, 55.9 million were covered by security maintenance contracts under which we have an obligation to replace the smart card at some future point. Revenue received but deferred in respect of this obligation amounted to $134.1 million as of June 30, 2006. We will make inventory purchases in future periods in order to satisfy our smart card supply obligations in respect of these cards.

ITEM 1A.	RISK FACTORS

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

Our business may suffer if we and our customers do not respond to commercial and technological changes affecting the business of delivering information and entertainment, especially the threat of the internet and IPTV technologies.

Our customers are mainly pay-television platform operators. As technologies develop, other means of delivering information and entertainment to consumers’ televisions are evolving. In particular, telecommunication companies and internet service providers are competing with traditional television companies. Cable television companies are also marketing packages which combine television, telephone and high-speed internet access to consumers. As a result, our largest customers are facing increased competition which could affect their ability to attract and retain subscribers. If we and our customers do not respond to these commercial and technological changes, our business, operating results and financial condition could be materially adversely affected.

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

We compete with numerous companies both to attract new customers and to retain our existing customers. Such competition may cause us to lose market share and may result in reduced profit margins. It may also hinder our ability to develop our business in areas such as DVRs, middleware, interactive television services and IPTV. In addition, some of the companies that currently operate in the software business, but which have not historically been active competitors of ours may, in the future, through acquisitions or the development of their own resources, seek to enter and obtain significant market share in our current or planned business areas. Increased competition from existing or new competitors could result in price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business, operating results and financial condition.

We derive a significant portion of our revenues from a limited number of large customers. Our revenues could decline significantly if any of these customers significantly reduces its purchases of our technology or services or terminates its relationship with us.

Our growth has depended historically on large digital satellite broadcasters introducing, marketing and promoting products and services that utilize our technology. We currently derive, and we expect to continue to derive, a significant portion of our revenues from a limited number of large customers. Our three largest customers are DIRECTV in the United States, BSkyB in the United Kingdom and Sky Italia in Italy. During the fiscal year ended June 30, 2006, these three customers accounted directly and indirectly for approximately 68% of our total revenues. We expect that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues, although the particular customers may vary from period to period. If a large customer purchases significantly less of our products or services, defers or cancels orders, or terminates its relationship with us, our revenues could decline significantly and as a result, our business, operating results and financial condition could be materially adversely affected.

The nature of our business is such that our operating results may fluctuate from period to period.

Our operating results have varied in the past from quarter to quarter and from year to year and are likely to vary from period to period in the future. Historically, our revenues have reflected a small number of relatively large orders for our technology and services, which generally have long sales and order cycles. Additionally, our customers may replace their subscribers’ smart cards from time to time to maintain the security of their conditional access systems and this significantly affects our revenue in periods when we supply such replacement smart cards. As a result, we believe that period-to-period comparisons of our operating results may not be a good indication of our future performance. Our actual results may differ from expectations, which could adversely affect the price of our securities.

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

In addition, while damage claims in respect of an alleged infringement may, in many cases, be based upon a presumed royalty rate that the patent holder would have otherwise been entitled to, it is possible that our liability may increase as a result of the incorporation of our technology with our customer’s products. In some cases, potential damages payable by us could be based on the profits derived by our customers from a product that infringes through the use of our software even though we receive a relatively moderate economic benefit from the licensing arrangement.

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

We currently obtain the computer chips used in our smart cards from a limited number of suppliers. In the event of a disruption of supply, including a shortage of manufacturing capacity, we may be unable to develop an alternative source in a timely manner or at favorable prices. Such failure could harm our ability to deliver smart cards to our customers or could negatively affect our operating margins. This could have a material adverse effect on our business, operating results and financial condition.

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

A risk inherent in our international operations is the exposure to fluctuations in currency exchange rates. Certain of our customer contracts denominate prices in pounds sterling or in euro. During the fiscal year ended June 30, 2006, approximately 28% of our revenues were denominated in pounds sterling and a further 19% were denominated in euro. Some of our smart card costs and our operating expenses are denominated in pounds sterling and euro. During the fiscal year ended June 30, 2006, we estimate that approximately 28% of our total cost of sales and operating expenses were denominated in pounds sterling and a further 22% were denominated in euro. As a result, we are exposed to fluctuations in exchange rates which may have a material adverse effect on our business, operating results and financial condition.

Additionally, although most of our contracts with customers in Latin America and the Asia-Pacific region are denominated in U.S. dollars, those customers are affected by fluctuations in their local currencies and by exchange control regulations which may restrict their ability to remit payments to us.

We are subject to certain risks relating to our operations in Israel.

We have research and development facilities in Israel and we have customers in Israel. Therefore, we are directly influenced by the political, economic and security conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade or the movement of people within Israel or between Israel and other countries, could significantly harm our business, operating results and financial condition. Additionally, certain of our employees are currently required to perform annual reserve duty in the Israeli Defense Force, and are subject to being called for active military duty at any time. As a result of the current security situation in Israel, certain of our employees are currently engaged in active military duty. We have, in the past, operated effectively under these requirements. We cannot predict the effect of these obligations on us in the future.

We are controlled by, and are dependent upon our relationship with, News Corporation.

We are controlled by News Corporation. As of June 30, 2006, News Corporation beneficially owned approximately 73.9% of our total issued and outstanding share capital. Because News Corporation beneficially owns 100% of our Series B ordinary shares, which have ten votes per share (as opposed to our Series A ordinary shares which have one vote per share), it controls approximately 96.6% of our voting power. By reason of such ownership, News Corporation is able to control the composition of our entire Board of Directors and to control the votes on all other matters submitted to a vote of our shareholders. Five of our eight current Directors have been appointed by News Corporation, including Dr. Abe Peled, our Chairman and Chief Executive Officer, who is a member of News Corporation’s Executive Management Committee and from time to time is involved in matters pertaining to News Corporation’s wider business interests.

Businesses in which News Corporation has an interest currently account for, and are expected to continue to account for, a significant portion of our revenues. During the fiscal year ended June 30, 2006, approximately 78% of our total revenues were derived directly from businesses in which News Corporation has an interest. Those businesses include our three largest customers. Although we believe the terms of our contracts with such related parties are no less favorable to us than those that we could obtain from unrelated third parties, we cannot assure you that this is the case.

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

Interests of existing shareholders may also be diluted due to the existence of stock options granted to certain employees and stock options we may grant to our Directors, executive officers and employees in the future.

In addition, our Board has been authorized by shareholders, pursuant to Section 80 of the Companies Act 1985 of Great Britain, to allot relevant securities (including ordinary shares, other equity securities and the right to subscribe for or convert securities) for further issuance for a period expiring November 1, 2010 and, pursuant to Section 95 of the Companies Act 1985 of Great Britain, to allot equity securities for cash on a non-pre-emptive basis without first being required to offer them to existing shareholders. If the Board were to exercise such authority or if we issued equity securities in connection with possible future business acquisitions, existing shareholders interest may be diluted.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We operate from a number of facilities, principally located in the United Kingdom, Israel, France, India and the United States. All of our facilities are leased. Our main facilities are as follows:

•	Heathrow, England ─ Executive and administrative offices

•	Staines, England ─ Set-top box software development and system integration;

•	Maidenhead, England ─ Smart card processing and distribution;

•	Chandlers’ Ford, England ─ Set-top box software development and system integration;

•	Chiswick, England ─ Development of betting applications;

•	Jerusalem, Israel ─ Research and development, conditional access system support;

•	Costa Mesa, California ─ Principal offices for our U.S. operations, including smart card processing and distribution;

•	Issy-les-Moulineaux, France ─ Software development; and

•	Bangalore, India ─ Software development.

In addition, we have leased premises in Hong Kong and Beijing, China; Copenhagen, Denmark; Seoul, South Korea; Miami, Florida; and Sydney, Australia.

In June 2006, we leased additional premises in Bangalore, India and expect to occupy them, once the premises have been fitted-out, during fiscal 2007.

ITEM 3.	LEGAL PROCEEDINGS

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

After Echostar filed a second amended complaint, we filed a motion to dismiss this complaint on March 31, 2004. On July 21, 2004, the court issued an order directing Echostar to, among other things, file a third amended complaint within ten days correcting various deficiencies noted in the second amended complaint. Echostar filed its third amended complaint on August 4, 2004. On August 6, 2004, the court ruled that we were free to file a motion to dismiss the third amended complaint, which we did on September 20, 2004. The hearing occurred on January 3, 2005. On February 28, 2005, the court issued an order treating our motion to dismiss as a motion for a more definite statement, granting the motion and giving Echostar until March 30, 2005 to file a fourth amended complaint correcting various deficiencies noted in the third amended complaint. On March 30, 2005, Echostar filed a fourth amended complaint, which we moved to dismiss. On July 27, 2005, the court granted in part and denied in part our motion to dismiss, and again limited Echostar’s surviving claims to acts allegedly occurring within three years of the filing of Echostar’s original complaint. We believe these surviving claims are without merit and intend to vigorously defend against them.

On October 24, 2005, we filed an Amended Answer with Counterclaims, alleging that Echostar misappropriated NDS’s trade secrets, violated the Computer Fraud and Abuse Act and engaged in unfair competition. On November 8, 2005, Echostar moved to dismiss our counterclaims for conversion and claim and delivery, arguing that these claims were preempted and time-barred. Echostar also moved for a more definite statement of our trade secret misappropriation claim. On December 8, 2005, the court granted in part and denied in part Echostar’s motion to dismiss and for a more definite statement, but granted us leave to file amended counterclaims. On December 13, 2005, we filed our Second Amended Answer with Counterclaims, which Echostar answered on December 27, 2005. The court has set this case to go to trial in April of 2008.

The International Electronic Technology Corp. Litigation

On April 18, 1997, International Electronic Technology Corp. (“IETC”) filed suit in the United States District Court for the Central District of California against our customers, Hughes, DIRECTV, Inc. and Thomson Consumer Electronics, Inc., alleging infringement of one U.S. patent and seeking unspecified damages and injunction.

Although not a party to this case, we have assumed the defense and agreed to indemnify the named defendants. The defendants have raised defenses, including non-infringement and invalidity. On September 22, 2005, the court issued an order construing certain terms in the patent as a matter of law, after an extensive delay due to the death of two judges previously assigned to the case. Following receipt of the claim construction order, defendants notified IETC that they intended to file a motion for summary judgment of non-infringement based on the claim construction. During a status conference with the court on January 9, 2006, IETC requested that defendants’ motion be deferred to permit it to seek additional document discovery. The court denied this request, and ordered IETC to make its request in response to defendants’ summary judgment motion. Defendants’ motion for summary judgment was filed on January 30, 2006. On March 9, 2006, the court granted defendants’ motion, and judgment for defendants was entered on March 24, 2006. IETC has filed a notice of appeal to the United States Court of Appeals for the Federal Circuit, and served its appeal brief in late June 2006.

Sogecable Litigation

On July 25, 2003, Sogecable, S.A. and its subsidiary Canalsatellite Digital, S.L., Spanish satellite broadcasters and customers of Canal+ Technologies SA (together, “Sogecable”), filed an action against us in the United States District Court for the Central District of California. Sogecable filed an amended complaint on October 9, 2003, which purported to allege claims for violation of the DMCA and the federal RICO statute. The amended complaint also purported to allege claims for interference with contract and prospective business advantage. The complaint sought injunctive relief, unspecified compensatory and exemplary damages and restitution. On December 22, 2003, all of the claims were dismissed by the court. Sogecable filed a second amended complaint. We filed a motion to dismiss the second amended complaint on March 31, 2004. On July 23, 2004, the court heard oral argument on the motion and advised that a formal ruling should be issued by early August. On August 4, 2004, the court issued an order dismissing the second amended complaint in its entirety. Sogecable had until October 4, 2004 to file a third amended complaint. On October 1, 2004, Sogecable notified the court that it would not be filing a third amended complaint, but would appeal the court’s entry of final judgment dismissing the suit to the United States Ninth Circuit Court of Appeals. Sogecable has filed a brief on appeal. Our opposition was filed on August 22, 2005, and Sogecable filed its reply on September 6, 2005.

Barry Thomas litigation

On November 28, 2005, Barry W. Thomas filed a complaint alleging infringement of United States Patent No. 4,777,354 by DIRECTV, Inc., its parent The DIRECTV Group, Inc., and the National Rural Telecommunications Cooperative in the United States Distinct Court for the Western District of North Carolina, Charlotte Division, captioned “Barry W. Thomas v. DIRECTV, Inc., et al., No. 3:05CV496-K (W.D.N.C.).” Although not a party to this case, the Company has assumed a share in the cost of DIRECTV, Inc.’s defense.

On February 24, 2006, Mr. Thomas voluntarily dismissed his complaint against The DIRECTV Group, Inc., but not his complaint against DIRECTV, Inc. On February 27, 2006, DIRECTV, Inc. filed an Answer and Counterclaims where, among other things, DIRECTV, Inc. denied Mr. Thomas’s allegations of infringement and alleged that the patent is invalid, unenforceable, and that Mr. Thomas’s cause of action is barred by the equitable doctrine of laches. The case is currently in the discovery phase, with no schedule for pretrial proceedings or a trial date set by the Court. The Company believes  Mr. Thomas’s claims are without merit and intends to vigorously defend itself in this matter.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market information

American Depositary Shares (“ADSs”), each representing one of our Series A ordinary shares, par value $0.01 per share, are traded on the NASDAQ Stock Market. The ADSs are evidenced by American Depositary Receipts (“ADRs”) issued by The Bank of New York as depositary under a Deposit Agreement, dated November 26, 1999, by and among us, The Bank of New York and the owners and beneficial owners of ADRs.

The high and low closing prices for our ADSs for each quarterly period within the two most recent fiscal years are as follows:

	High Price	Low Price
	per ADS	per ADS
Fiscal 2006
First quarter	$38.02	$33.37
Second quarter	$42.45	$36.08
Third quarter	$52.26	$41.13
Fourth quarter	$55.99	$44.63

Fiscal 2005
First quarter	$27.68	$19.95
Second quarter	$35.18	$24.23
Third quarter	$39.20	$30.84
Fourth quarter	$35.18	$29.54

Since November 13, 2003, our ADSs have also been listed on the First Market - Continuous of the Euronext Brussels exchange in Belgium (“Euronext”). Prior to November 28, 2003, our ADSs were listed on NASDAQ Europe in Belgium. The volume of ADSs traded on Euronext (and previously, on NASDAQ Europe) has been negligible.

As of August 31, 2006, there were 38 holders of record of our ADSs.

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

Purchase of equity securities by the issuer and affiliated purchaser

Neither we, nor any purchaser affiliated with us, purchased any of our ADSs during the fourth quarter of the fiscal year ended June 30, 2006.

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

Statement of operations data

	For the years ended June 30,

(in thousands, except per share amounts)	2006	2005	2004	2003	2002

Revenue	$600,123	$556,330	$356,663	$407,350	$338,922
Cost of goods and services sold	(242,622)	(218,938)	(84,387)	(171,825)	(113,748
Gross margin	357,501	337,392	272,276	235,525	225,174
Operating expenses	(226,772)	(245,201)	(223,851)	(158,957)	(167,204
Operating income	130,729	92,191	48,425	76,568	57,970
Other income	15,446	9,160	6,848	3,397	3,660
Income tax expense	(45,225)	(27,353)	(19,061)	(23,884)	(20,262
Minority interests in subsidiaries, net of tax	—	—	843	162	—
Net income	$100,950	$73,998	$37,055	$56,243	$41,368

Basic net income per share	$1.80	$1.35	$0.69	$1.04	$0.78
Diluted net income per share	$1.74	$1.29	$0.67	$1.04	$0.76

────────
(1)	The results of the MediaHighway business have been consolidated from the date of acquisition on December 16, 2003.

(2)	The results of the Visionik business have been consolidated from the date of acquisition on May 31, 2002.

(3)	The results of NT Media Limited have been consolidated from the date of acquisition on September 2, 2005.

(4)	Operating expenses for the fiscal year ended June 30, 2004 include a goodwill impairment charge of $11.4 million.

(5)
Operating expenses for the fiscal year ended June 30, 2002 include amortization of goodwill of $5.8 million, prior to the adoption by the Company on July 1, 2002 of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.”

(6)
Operating expenses for the fiscal year ended June 30, 2006 include stock option compensation costs of $6.6 million following our adoption on July 1, 2005 of Statement of Financial Accounting Standard No. 123 (R), “Share-Based Payment.”

Balance sheet data

	As of June 30,

(in thousands)	2006	2005	2004	2003	2002

Cash, cash equivalents and short-term
investments	$505,037	$339,791	$228,620	$202,185	$150,846
Other current assets	196,198	159,877	164,791	72,538	129,495
Non-current assets	195,886	172,230	183,748	112,796	113,596
Total assets	$897,121	$671,898	$577,159	$387,519	$393,937

Current loans	$—	$—	$—	$—	$—
Other current liabilities	161,151	129,245	176,138	96,452	145,315
Non-current loans	—	—	—	609	—
Other non-current liabilities	168,276	115,900	67,677	26,030	55,937
Minority interests	—	—	—	97	—
Shareholders' equity	567,694	426,753	333,344	264,331	192,685
Total liabilities and shareholders' equity	$897,121	$671,898	$577,159	$387,519	$393,937

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Exchange Act, and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of the Company, its Directors or its Executive Officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations. Readers of this document are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Those risks and uncertainties are discussed in Item 1A: “Risk factors” of this Annual Report on Form 10-K, as well as the information set forth below. The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Introduction

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations, and is organized as follows:

•
Overview of our business ─ This section provides a general description of our business and developments that have occurred during fiscal 2006 that we believe are important in understanding the results of operations and financial condition or to disclose known future trends.

•
Critical accounting policies and estimates─ This section discusses our revenue and other accounting policies which we consider important to an understanding of our results of operations, and which require significant judgment and estimates on the part of management in application. Note 3 to the accompanying audited consolidated financial statements summarizes our significant accounting policies.

•
Results of operations ─ This section provides an analysis of our results of operations for the three fiscal years ended June 30, 2006. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•
Liquidity and capital resources ─ This section provides an analysis of our cash flows for the two fiscal years ended June 30, 2006. It includes a discussion of the financial capacity available to fund our future commitments and obligations, as well as a discussion of other financing arrangements.

Overview of our business

We supply open end-to-end digital technology and services to digital pay-television platform operators and content providers. Our technologies include conditional access and microprocessor security, broadcast stream management, set-top box middleware, electronic program guides (“EPGs”), digital video recording (“DVR”) technologies and interactive infrastructure and applications. We provide technologies and services supporting standard definition and high definition televisions and a variety of industry standards. Our software systems, consultancy and systems integration services are focused on providing platform operators and content providers with technology to help them profit from the secure distribution of digital information and entertainment to consumer devices which incorporate various technologies supplied by us.

Our main customers are the digital pay-television platform operators who utilize a broadcast infrastructure to deliver video and data to multiple subscribers. In addition, we may sell interactive applications to content providers. Such customers usually do not operate a broadcast platform, but provide content for transmission over a platform operator’s network. The applications we sell to content providers make use of the functions and capabilities of the broadcast infrastructure.

We work with suppliers of other components of a broadcast platform, such as broadcast equipment and set-top box manufacturers. A particular platform operator may purchase some components from our competitors. We integrate our technologies with those of other suppliers to provide a platform operator with the functionality required.

Our customers consist of a limited number of large digital pay-television platform operators who are introducing, marketing and promoting products and services that utilize our technology. We currently derive, and we expect to continue to derive, a significant portion of our revenues from a limited number of large customers. Our three largest customers are DIRECTV in the United States, BSkyB in the United Kingdom and Sky Italia in Italy. Together, these three customers contributed, directly and indirectly, approximately 68% of our revenues in fiscal 2006. We expect that a limited number of customers will continue to contribute a significant portion of our revenues.

We compete primarily with technologies such as NagraVision (developed by Kudelski SA), DigiCipher (developed by Motorola, Inc.), Power Key (developed by Scientific-Atlanta, Inc.), OpenTV (developed by OpenTV Corp.) and Microsoft TV Edition (developed by Microsoft Corporation) both to attract new customers and to retain our existing customers. In addition, some of the companies that currently operate in the software business, but which have not historically been active competitors of ours, may, through acquisitions or the development of their own resources, seek to enter and obtain significant market share in our current or planned business areas.

A significant portion of our revenues is dependent upon our customers’ subscriber base, the growth in their subscriber base and the related quantities of set-top boxes deployed. Revenues can vary from period to period as our revenues reflect a small number of relatively large orders for our technology and services. These generally have long sales and order cycles, and delivery and acceptance of our products and services fluctuate over the course of these cycles. Our accounting policies often require us to defer revenue until after our technologies have been deployed by our customers.

Inflation has not had a significant impact on our results of operations. The business in which we operate is subject to strong competition in which price is one factor. Additionally, our customers expect our prices to reflect the volume of business and as that volume grows, we may be required to reduce our prices.

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

These different types of fees are presented as three separate revenue streams in our consolidated statement of operations because they are influenced by different external factors.

We distinguish between revenues from “established technologies” and revenues from “new technologies”. We categorize as revenues from established technologies our revenue from conditional access, middleware and program guide technologies and fees from the customization and integration of those technologies into head-end systems and set-top boxes. Revenues from these technologies are allocated between the three different revenue streams identified above. We aggregate under our separate new technologies revenue stream all revenues which we derive from DVR technologies, technologies involving the distribution of video content over broadband networks (“IPTV”), interactive infrastructure and applications, and games and gaming. As our business develops, we will consider whether these groupings of revenue remain appropriate.

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

The physical costs of smart cards include the costs of the integrated circuits manufactured by third party suppliers, the micro-module which houses the computer chips and the plastic body of the smart cards. We do not manufacture smart cards, but our engineers design computer chips embedded in the smart cards. We arrange for the computer chips to be manufactured and assembled by third party suppliers. Smart card costs are dependent upon the costs of raw materials, including the cost of computer chips, plastic and assembly, and the quantity of smart cards purchased and processed in any period.

Personnel and facilities costs are allocated to four categories: operations, research and development, sales and marketing, and general and administration. We have employees and facilities in the United Kingdom, the United States, Israel, India, France, Denmark, South Korea, China and Australia.

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

An accounting policy is considered to be critical if it is important to our financial condition and results, and if it requires significant judgment and estimates on the part of management in its application. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our observance of trends in our industry, information provided by or customers and information from other outside sources, as appropriate. Actual results may differ from the judgments under different assumptions or conditions. The development and selection of these critical accounting policies have been determined by our management and the related disclosures have been reviewed with the Audit Committee of our Board of Directors. For a summary of our significant accounting policies, see Note 3 to the accompanying audited consolidated financial statements.

Revenue accounting policies

Where an arrangement includes more than incidental software elements, we follow Statement of Position 97-2: “Software Revenue Recognition” (“SOP 97-2”). Where an arrangement does not involve the supply of software and that arrangement is separate from an arrangement for the supply of software, we follow Staff Accounting Bulletin No. 104: “Revenue Recognition,” (“SAB 104”) and Emerging Issues Task Force Issue No. 00-21: “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Many of our arrangements cover the supply of multiple deliverables. We have to make an assessment of the value of any undelivered elements of an arrangement in the manner required by GAAP and to defer revenue unless and until the criteria specified by GAAP have been met. As our business develops, other accounting guidance may become applicable. A summary of our revenue recognition accounting policies is set out in Note 3 to the accompanying consolidated financial statements. We set out below how we apply the policies to our different types of commercial arrangements:

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

Conditional access ─ Security services

For some contracts, we receive fees from platform operators for the maintenance of security of conditional access systems for a specified duration which is typically between 24 and 48 months. Such services provide the platform operator with a greater level of security than would be obtained by simply relying on the security features contained within the smart card. Fees are received over the duration of the agreed service period and are related to the number of subscribers or authorized smart cards of the relevant broadcast platform. These revenues are recognized over the term of the security contract in the period. In some instances, the maintenance of security includes a requirement to replace a population of smart cards with a supply of “changeover cards” which is considered a separate unit of accounting. In such instances, an amount of maintenance income is deferred and recognized when the changeover cards are delivered. The amount of revenue to be deferred is based on the fair value of the undelivered future changeover cards. The estimate of the amount of revenue to be deferred requires management to make assessments of the timing of the card changeover, the volume of changeover cards to be supplied and the fair value per unit for those changeover cards.

There were no card changeovers during fiscal 2006, however, we have obligations to supply changeover cards in future periods. Accordingly the amount of revenue deferred under this type of arrangement has increased from $87.9 million as of June 30, 2005 to $134.1 million as of June 30, 2006.

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

Use of estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts that are reported in the audited consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the company may undertake in the future, actual results may differ from the estimates.

a) Goodwill and other intangible assets

We have significant intangible assets, primarily intellectual property rights and goodwill arising in connection with business combinations. We account for business combinations under the purchase method of accounting. The total cost of acquisitions is allocated to the underlying net assets acquired, based on their respective estimated fair market values. Goodwill is recorded as the difference between the cost of acquiring an entity and the estimated fair market values assigned to its tangible and identifiable intangible net assets at the date of acquisition. Determining the fair market value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives, and market multiples. Goodwill is subject to an annual impairment test (or more often if circumstances dictate). Intangible assets are amortized over their expected useful lives and the remaining useful life is re-assessed from time to time. Intangible assets are subject to an impairment test when indicators of impairment exist. If we identify an impairment in value of goodwill or other intangible assets, we record an impairment charge in the period in which it is identified. The judgments made in determining the estimated fair market value assigned to each class of intangible assets acquired, as well as their useful lives and any potential impairment, can significantly impact our reported operating income.

b) Litigation and intellectual property claims

Certain of our customers and other third parties have from time to time made allegations and/or filed claims against us. The existence of these matters require us to make estimates of the likely outcome of the actions or potential claims and to make a cost accrual for any liabilities where it is probable that we will make a settlement or be subject to an adverse court ruling. The judgments made in assessing the amount, if any, of cost accruals required can significantly impact our reported operating income.

c) Income taxes

Our operations are subject to tax in various domestic and international jurisdictions. Estimating income tax liabilities and the recoverability of deferred tax assets requires us to make estimates of the outcome of pending tax matters and well as the positions taken in the tax returns for fiscal 2006 which have not yet been prepared. We believe that we have appropriately accrued for the expected outcome of all pending tax matters and we do not currently anticipate that the ultimate resolution of pending tax matters will have a material adverse effect on our consolidated financial condition, future results of operations or liquidity.

d) Inventory

We hold inventory of smart cards and their components in anticipation of demand from our customers. Because smart cards supplied to different platform operators are unique or contain unique features, particular types of smart cards held in inventory may not be useable for any customer other than the one for which they were purchased. The lead times for smart card procurement are frequently much longer than the period covered by firm order commitments from our customers. Accordingly, we may have to make inventory purchases in anticipation of customer orders that may never be received and we may purchase inventory some months in advance of smart cards being supplied to our customers. We assess the need for inventory reserves as of each balance sheet date based on anticipated customer demand. A shortfall in future demand compared with our expectations could materially affect our future results of operations.

Recent accounting pronouncements

Share-based payments

In December 2004, the Financial Accounting Standards Board (“FASB”) issued statement of Financial Accounting Standard (“SFAS”) No. 123 (R): “Share-Based Payment” (“SFAS No. 123 (R)”), which became effective for the Company on July 1, 2005. Total operating expenses for fiscal 2006 included a charge before income tax in respect of stock option expenses of $6.6 million. The equivalent charges before income tax in fiscal 2005 and fiscal 2004 amounted to $4.3 million and $2.9 million, respectively. We have adopted the modified prospective method to transition to SFAS No. 123 (R), effective July 1, 2005. For all periods ending prior to July 1, 2005, stock-based compensation was accounted for by using the intrinsic value-based method in accordance with APB No. 25, “Accounting for Stock Issued to Employees” (“APB25”) and we followed the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” As a result of adopting SFAS No. 123 (R) on July 1, 2005, our income before income taxes for fiscal 2006 was approximately $4.2 million lower, net income was approximately $3.6 million lower and basic and diluted net income per share were both approximately $0.06 lower than if we had continued to account for stock-based compensation under APB25.

Prior to the adoption of SFAS No. 123 (R), we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the consolidated statement of cash flows. SFAS No. 123 (R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized from those options (“excess tax benefits”) to be classified as financing cash flows. Accordingly, the $7.8 million excess tax benefits classified as a financing cash inflow in fiscal 2006 would have been classified as an operating cash inflow if we had not adopted SFAS No. 123 (R).

In June 2005, the Remuneration Committee of our Board of Directors modified the terms of certain unvested out-of-the-money stock options granted under our stock option plans. The Remuneration Committee’s decision to accelerate the vesting of these stock options was in anticipation of compensation expense to be recorded subsequent to the effective date of SFAS No. 123 (R) on July 1, 2005. Incremental expense of approximately $9.6 million ($8.8 million, net of tax) associated with the acceleration was recorded in the fiscal 2005 pro forma disclosure.

As of June 30, 2006, the total compensation cost related to non vested awards not yet recognized was approximately $26.9 million and the period over which it is expected to be recognized is 3.8 years. Our Board of Directors or Remuneration Committee may grant additional stock options in the future, which would result in additional operating expenses being recorded. Further information about the effect of adopting SFAS No. 123 (R) is provided in Note 3 to the accompanying consolidated financial statements.

Income taxes

On July 13, 2006, FASB issued FIN No. 48: “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for our fiscal year beginning July 1, 2007. The Company is currently considering the impact, if any, on our consolidated financial statements.

Results of operations

Commentary on fiscal 2006 versus fiscal 2005

Revenue

Revenue for the periods under review was as follows:

	For the years ended June 30,

(in thousands)	2006	2005	Change	% Change
Conditional access	$350,667	$339,414	$11,253	3%
Integration, development & support	46,903	52,636	(5,733)	(11%)
License fees & royalties	88,686	71,443	17,243	24%
New technologies	106,193	85,945	20,248	24%
Other	7,674	6,892	782	11%
Total revenue	$600,123	$556,330	$43,793	8%

The increase in conditional access revenues was due to an increase in security fees which was partially offset by lower deliveries of smart cards.

Higher security fees arise from increases in the number of authorized smart cards in use at our broadcast platform customers, which have grown as follows:

	For the years ended June 30,
(in millions)	2006	2005
Number of authorized cards, beginning of period	56.7	44.0
Net additions	8.3	12.7
Number of authorized cards, end of period	65.0	56.7

There has been growth in authorized cards in use across most of our broadcast platform customers. However, the increase in fiscal 2006 was less than the increase in fiscal 2005, which was favorably impacted by the migration of Sky Italia subscribers to NDS technology.

The decrease in the number of smart cards delivered in fiscal 2006 compared to fiscal 2005 reflects lower demand from DIRECTV and Sky Italia offset in part by higher shipments to customers in China. The quantity of smart cards delivered in each period was as follows:

	For the years ended June 30,
(in millions)	2006	2005
Number of smart cards delivered	24.4	30.8

The volume of smart cards supplied exceeded the increase in authorized smart cards in use due to a mixture of churn (the replacement of a terminated subscriber by a new subscriber, resulting in no net increase in the total subscriber base) and by the build-up of inventory by platform operators.

Integration, development and support revenues decreased by 11% in fiscal 2006 compared to fiscal 2005. Revenue in fiscal 2006 from integration, development and support reflected the delivery of a series of enhancements to our customers and middleware technology development revenue. Fiscal 2005 included higher revenue from the migration of Sky Italia subscribers to NDS technology.

License fee and royalty revenues increased by 24% in fiscal 2006 compared to fiscal 2005. The increase was mainly due to middleware and program guide technology supplied to DIRECTV, who, in early summer 2005, commenced the download of our MediaHighway middleware and related technologies to certain models of set-top boxes in use by their subscribers. The increase in the cumulative number of MediaHighway-enabled set-top boxes in each period was as follows:

	For the years ended June 30,
(in millions)	2006	2005

Number of MediaHighway-enabled set-top boxes,
beginning of period	20.4	18.4
Additions	21.2	2.0
Number of MediaHighway-enabled set-top boxes, end of period	41.6	20.4

The increase in revenues from new technologies of 24% in fiscal 2006 compared to fiscal 2005 was due to the increase in revenue from our Synamedia IPTV technologies, interactive infrastructure and gaming applications. This was due to the higher number of subscribers using this technology and the addition of our technology on new platforms. We also received higher development and royalty income related to the deployment of our advanced DVR technologies by several of our customers.

The increase in the cumulative number of DVR-enabled set-top boxes in each period was as follows:

	For the years ended June 30,
(in millions)	2006	2005
Number of DVR-enabled set-top boxes, beginning of period	1.4	0.4
Additions	2.1	1.0
Number of DVR-enabled set-top boxes, end of period	3.5	1.4

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

In addition to the matters referred to above, comparisons of revenues for fiscal 2006 compared to fiscal 2005 were also affected by the relative strength of the U.S. dollar over the course of the year. Approximately 48% of our revenues are denominated in currencies other than the U.S. dollar (principally pounds sterling and euro). We estimate that the stronger U.S. dollar has adversely impacted our total reported revenues by approximately 5%.

Cost of goods and services sold and gross margin

Cost of goods and services sold and gross margin for the periods under review were as follows:

	For the years ended June 30,
(in thousands)	2006	2005	Change	% Change
Smart card costs	$83,021	$131,466	$(48,445)	(37%)
Operations & support	139,772	72,254	67,518	93%
Royalties	15,035	13,198	1,837	14%
Other	4,794	2,020	2,774	137%
Total cost of goods and services sold	$242,622	$218,938	$23,684	11%

Gross margin	$357,501	$337,392	20,109	6%
Gross margin as a percentage of revenues	59.6%	60.6%	(1.0%)	**

────────
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

The decrease in smart card costs in fiscal 2006, compared to fiscal 2005, was due to the lower unit costs and lower deliveries of smart cards. Operations costs include employee and facilities costs related to smart card processing, customer support and development projects undertaken under customer contracts. The increase in operations and support costs over fiscal 2005 was due to an increase in the number of our employees working on development, integration and support activities for our customers. Royalty costs are a function of particular revenue items and the increase in royalty expense for fiscal 2006 compared to fiscal 2005 was due to changes in the mix of revenues.

As a consequence of these factors, gross margin as a percentage of revenues was 59.6% for fiscal 2006, compared to 60.6% for fiscal 2005

Operating expenses

Operating expenses for the periods under review may be analyzed as follows:

	For the years ended June 30,
(in thousands)	2006	2005	Change	% Change
Research & development	$145,523	$166,504	$(20,981)	(13%)
Sales & marketing	30,713	25,820	4,893	19%
General & administration	42,456	43,352	(896)	(2%)
Amortization of intangibles	9,453	12,349	(2,896)	(23%)
Other	(1,373)	(2,824)	1,451	**
Total operating expenses	$226,772	$245,201	$(18,429)	(8%)
────────
**: Not meaningful

Our main operating costs are employee costs, facilities costs, depreciation and travel costs.

Our employee numbers (including contractors) have increased over the period under review, as follows:

	For the years ended June 30,
	2006	2005
Number of employees, beginning of period	2,508	2,004
Net additions	481	504
Number of employees, end of period	2,989	2,508

Average number of employees during period	2,765	2,247

We have continued to recruit software development engineers and staff supporting customers. As a consequence of higher employee numbers, we have occupied additional facilities in the United Kingdom, the United States and India, and increased our infrastructure costs. Accordingly, our total operating costs (including that portion reported within cost of goods and services sold) have increased.

A higher proportion of our engineering activities have been involved in revenue-generating projects for our customers and this has resulted in a higher amount and proportion of the total costs of our technical employees being classified as cost of goods and services sold. The residual costs of our technical employees represent research and development expenses, being the cost of employees and related items associated with research activities and development activities undertaken at our risk. Such activities involve a mixture of internal research and software development projects focused on the digital broadcasting industry and projects focused on improving functionality to our existing product portfolio. Research and development expenses decreased by 13% for fiscal 2006 compared to fiscal 2005 as a result of a lower proportion of development projects being undertaken at our risk. In addition, in fiscal 2006, we received a $5.3 million grant from the French government as a consequence of being engaged in eligible research projects.

During fiscal 2006, sales and marketing expenses increased by 19%, as a result of increased attendance at trade shows and corporate communications activities, particularly in Europe and Asia.

General and administrative expenses decreased by $0.9 million, or 2%, in fiscal 2006 compared to fiscal 2005. During fiscal 2005, our management committed to reoccupy part of a property in Heathrow, England which we had abandoned in 2000, resulting in a reversal of the abandoned property lease accrual of $5.5 million which was no longer needed; in fiscal 2006 there was a further reversal of $0.2 million. Excluding the effect of the abandoned property lease accruals noted above, general and administrative expenses decreased by $6.2 million in fiscal 2006 compared to fiscal 2005. Part of the decrease is a consequence of a lower proportion of the total number of our employees being engaged in general and administrative functions, which in turn, resulted in a reduction in the facilities and infrastructure costs included within general and administrative expenses. Additionally, legal expenses and that element of stock-based compensation expense which is classified as general and administrative expense, were both lower in fiscal 2006 compared to fiscal 2005.

Amortization of finite-lived intangible assets decreased by 23% in fiscal 2006 compared to fiscal 2005, as a consequence of certain intellectual property rights becoming fully amortized in May 2005.

Other income credited to operating expenses represents gains on the revaluation of cash and certain other monetary assets and liabilities which are denominated in currencies other than the functional currencies of the entities which hold them.

In addition to the matters referred to above, comparisons of expenses for fiscal 2006 with fiscal 2005 were also affected by the relative strength of the U.S. dollar during fiscal 2006 compared to fiscal 2005. Approximately 49% of our total expenses are denominated in currencies other than the U.S. dollar (principally pounds sterling and euro). We estimate that the stronger U.S. dollar has favorably impacted our total reported expenses by approximately 6%.

Operating income and other items

As a result of the factors outlined above, operating income was $130.7 million (or 21.8% of revenue) for fiscal 2006, compared to $92.2 million (or 16.6% of revenue) for fiscal 2005.

Interest income earned on cash deposits was $15.9 million in fiscal 2006 compared to $9.8 million in fiscal 2005 due to higher average cash balances and higher interest rates. We recorded a loss on investments of $0.6 million in fiscal 2005 with no comparable transaction in fiscal 2006.

Our effective tax rate was 30.9% for fiscal 2006 compared to 27.0% for fiscal 2005 due to higher effective tax rates in our non-U.K. operations.

As a consequence of all these factors, net income for fiscal 2006 was $101.0 million, or $1.80 per share ($1.74 per share on a diluted basis), compared to $74.0 million, or $1.35 per share ($1.29 per share on a diluted basis) for fiscal 2005.

Commentary on fiscal 2005 versus fiscal 2004

The results of fiscal 2005 in comparison with fiscal 2004 were significantly affected by business conducted with DIRECTV. Until August 13, 2003, we provided conditional access services, including the supply of smart cards to DIRECTV in the United States. The contract came to an end on August 13, 2003 and subsequently we received payments under post-termination support arrangements. Additionally, we realized revenue in fiscal 2004 from DIRECTV for the use of NDS technology contained within smart cards which DIRECTV had procured from a third party. In March 2004, we signed a new six-year contract to supply DIRECTV with conditional access services, which was effective from March 1, 2004. Under the new contract, we receive monthly fees for the provision of conditional access services, which includes NDS taking on the obligation to provide periodic replacement smart cards in the future as an integral part of our security maintenance activities. In June 2004, we also re-commenced the supply of new smart cards to DIRECTV.

Comparisons are also affected by the full-year impact of the acquisition in December 2003 of the MediaHighway middleware business from Thomson SA, which was previously part of the technology business of the French broadcaster Canal+ (the “MediaHighway acquisition”).

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

The increase in conditional access revenues was due to a combination of an increase in the number of smart cards supplied and growth in the number of authorized smart cards in use.

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

The number of authorized cards in use by our broadcast platform customers has grown from 44.0 million at June 2004 to 56.7 million at June 2005, an increase of 29%. The growth in authorized cards in use reflected the higher demand for smart cards noted above. Fiscal 2004 included only four months of conditional access service fee income from DIRECTV, because the new contract became effective from March 1, 2004. Fiscal 2004 included conditional access revenues from a third party that used NDS technology within their smart cards, with no comparable amounts in the current fiscal year.

Integration, development and support revenues decreased by 5% in fiscal 2005 compared to fiscal 2004. The full-year impact of the MediaHighway acquisition and revenue from work related to Sky Italia’s migration of its entire platform to our technology were lower than revenues in the corresponding period from FOXTEL and from our previous contract with DIRECTV.

License fee and royalty revenues increased by 38% in fiscal 2005 compared to fiscal 2004. In fiscal 2005, conditional access royalties were higher from Sky Italia and from other customers which experienced subscriber growth. The prior fiscal year included conditional access royalties reflecting high volumes of set-top boxes manufactured for DIRECTV which was terminated as part of our new agreement with DIRECTV. During fiscal 2005, we also received royalties from the download of our set-top box software as part of the Sky Italia migration of its entire platform to our technology and the results also reflected the full-year contribution from customers acquired with the MediaHighway middleware business. As of June 30, 2005, we estimated that a cumulative number of 20.4 million set-top boxes containing NDS middleware had been shipped, an increase of 2.0 million from June 2004. During fiscal 2005, we worked on the development of middleware for DIRECTV. The download of our middleware to DIRECTV set-top boxes started successfully during the latter part of the fourth quarter of fiscal 2005; however, our revenue recognition criteria were not met as of June 30, 2005.

The increase in revenues from new technologies was due to higher development and royalty income related to the deployment of our advanced DVR technologies by several of our customers. In addition, revenue from interactive infrastructure, gaming applications and our IPTV technologies increased due to the higher number of subscribers using our technology, the implementation of our technology on new platforms and initial revenues from new Synamedia contracts. We recognized initial revenue from the supply of various interactive infrastructure components to DIRECTV.

The comparison of reported revenues was affected by the relative weakness of the U.S. dollar against the pound sterling and its relative strength against the euro in fiscal 2005 compared to fiscal 2004. Approximately 28% of our revenues were denominated in pounds sterling and a further 18% were denominated in euro. We estimate that the effect of exchange rate movements increased the reported value of our pound sterling-denominated revenues by approximately 7.5%, whereas our euro-denominated revenues were adversely affected by just under 7%.

Cost of goods and services sold and gross margin

Cost of goods and services sold and gross margin for the periods under review were as follows:

	For the years ended June 30,
(in thousands)	2005	2004	Change	% Change
Smart card costs	$131,466	$26,708	$104,758	392%
Operations & support	72,254	47,708	24,546	51%
Royalties	13,198	7,160	6,038	84%
Other	2,020	2,811	(791)	(28%)
Total cost of goods and services sold	$218,938	$84,387	$134,551	159%

Gross margin	$337,392	$272,276	$65,116	24%
Gross margin as a percentage of revenues	60.6%	76.3%	(15.7%)	**

────────
**: Not meaningful.

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

These factors resulted in a decline in gross margins as a percentage of revenues in fiscal 2005 compared to fiscal 2004. Additionally, fiscal 2004 included conditional access revenues received from a third party that used NDS technology contained within its smart cards and set-top box royalties from DIRECTV, with no comparable amounts in fiscal 2005. No costs (apart from royalty expenses) were incurred in relation to these revenue items and hence gross margin as a percentage of revenues in fiscal 2004 was unusually high.

Operating expenses

Operating expenses for the periods under review may be analyzed as follows:

	For the years ended June 30,
(in thousands)	2005	2004	Change	% Change
Research & development	$166,504	$146,190	$20,314	14%
Sales & marketing	25,820	25,145	675	3%
General & administration	43,352	34,140	9,212	27%
Amortization of intangibles	12,349	8,177	4,172	51%
Impairment charge	─	11,391	(11,391)	**
Other	(2,824)	(1,192)	(1,632)	**
Total operating expenses	$245,201	$223,851	$21,350	10%

────────
**: Not meaningful.

We had 2,508 employees (including contractors) at June 30, 2005 as compared to 2,004 at June 30, 2004. Towards the end of calendar 2003, we commenced a program of hiring additional staff to increase our capabilities in set-top box middleware, to provide our customers with sufficient resources to develop new technologies and to improve our customer delivery and support. In December 2003, we added approximately 300 employees as part of the MediaHighway acquisition and we have continued to recruit across all areas of our business.

Our research and development costs rose by 14% in fiscal 2005 primarily due to additional headcount. We expanded our research and development facilities in Israel, the United Kingdom, India and South Korea. In November 2004, we occupied new premises in Jerusalem, Israel which increased research and development expenses. The costs of this relocation were approximately $1.2 million. The full year effect of the MediaHighway acquisition also contributed to the increase in costs. This increase was partially offset by the transfer of some experienced staff from research and development to groups working on customer delivery, support and smart card processing. These transfers were the primary reason for the increase in the operations and support cost line as noted above.

Sales and marketing costs increased by 3% in fiscal 2005 compared to fiscal 2004 due to attendance at an additional major trade show.

General and administration costs increased by 27% in fiscal 2005 compared to fiscal 2004. The increase was due primarily to higher employee bonuses, stock option charges, increased professional fees and the full year effect of the MediaHighway acquisition. In order to accommodate headcount growth, during fiscal 2005, management committed to reoccupy a building that we had previously abandoned. As a result of management’s commitment to re-occupy these premises, we reversed a charge of approximately $5.5 million. A charge in respect of this item of approximately $5.8 million had been accrued in fiscal 2004.

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

Interest income earned on cash deposits was $9.8 million for fiscal 2005 and $7.3 million for fiscal 2004. The increase was due to higher average cash balances and slightly higher interest rates.

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

As of June 30, 2006, we had cash, cash equivalents and short-term investments totaling $505.0 million. Our accumulated cash is being held with the intention of using it for the future development of the business and there are currently no plans to pay any dividends to shareholders. We believe that we have sufficient working capital resources for our present requirements. Our internally generated funds are dependent on the continued profitability of our business. As of June 30, 2006, we had an unused credit facility to borrow up to £30 million (equivalent to approximately $55 million) from a subsidiary of News Corporation. No amounts were drawn under this facility during the two fiscal years ended June 30, 2006.

The principal uses of cash that affect the Company’s liquidity position include purchases of smart cards, operational expenditures, capital expenditures, acquisitions and income tax payments.

Sources and uses of cash

We had a net outflow of cash and cash equivalents of $23.4 million in fiscal 2006, compared to a net cash inflow of $110.7 million in fiscal 2005. In addition, in fiscal 2006, we acquired short-term investments (being cash deposits with an initial term of more than 6 months) of $184.4 million.

Net cash provided by operating activities was as follows:

	For the years ended June 30,
(in thousands)	2006	2005
Net cash provided by operating activities	$163,908	$117,692

The increase in net cash provided by operating activities in fiscal 2006 reflects higher receipts from customers, lower payments for the purchase of smart cards and lower tax payments. These factors were offset in part by higher payments of payroll costs, travel expenses, rent and facilities costs, compared to previous fiscal year, as a result of an increase in the number of employees. Net cash provided by operating activities includes receipts under security maintenance contracts where we have assumed the liability to procure and supply changeover cards in future periods. These arrangements will result in higher cash payments for the purchase of smart cards in future periods.

Net cash used in investing activities was as follows:

	For the years ended June 30,
(in thousands)	2006	2005
Capital expenditure	$30,018	$20,584
Proceeds from sale of property, plant and equipment	(602)	(39)
Proceeds from sale of investments	─	(264)
Business acquisitions, net of cash acquired	3,118	17
Increase in short-term investments	184,401	─
Net cash used in investing activities	$216,935	$20,298

The increase in capital expenditure was due to investment in new facilities in the United Kingdom, India and the United States, and higher purchases of technical equipment required to support our customers.

In fiscal 2006, we acquired NT Media Limited for initial cash consideration and costs totaling $3.1 million, net of cash acquired. Further payments may be made under the terms of the acquisition agreement up to a maximum of approximately $4.3 million over the next three years. As of June 30, 2006, $2.2 million of this additional consideration was accrued but unpaid in respect of matters for which the contingencies had been resolved and is recorded as compensation cost within our consolidated statement of operations.

During fiscal 2006, we invested a portion of our cash with banks on deposit for terms of up to six months.

Net cash generated by financing activities was as follows:

	For the years ended June 30,
(in thousands)	2006	2005
Issuance of shares	$21,769	$13,294
Excess tax benefits realized on exercise of stock options	7,828	─
Net cash generated by financing activities	$29,597	$13,294

Higher numbers of stock options were exercised by employees during fiscal 2006 than in fiscal 2005. Certain stock option exercises result in a tax benefit higher than the amounts recorded in the consolidated statement of operations. Following the adoption of SFAS No. 123 (R) which became effective for us on July 1, 2005, such benefits are shown as a financing cash flow to the extent that they are realized, rather than as part of cash provided by operating activities as previously required.

We have evaluated, and expect to continue to evaluate, possible acquisitions and dispositions of certain businesses. Such transactions may be material and may involve cash, our securities and/or the assumption of indebtedness.

Off-balance sheet arrangements

We have no off-balance sheet arrangements, as defined in Item 303 of Regulation S-K.

Tabular disclosure of contractual obligations

We have commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes our material firm commitments as of June 30, 2006.

	As of June 30, 2006
	Payments Due by Period
		Less than			After
(in thousands)	Total	1 year	2-3 years	4-5 years	5 years

Operating lease obligations	$130,503	$18,987	$35,894	$28,322	47,300
Smart card purchase obligations	58,921	52,921	6,000	─	─
Payments to vendors of businesses acquired (1)	2,295	2,295	─	─	─
Other long-term obligations reflected on the balance sheet (2)	168,276	─	93,970	40,559	33,747
	$359,995	$74,203	$135,864	$68,881	$81,047

────────
(1)
Amount represents accrued consideration payable to the vendors of NT Media Limited which we acquired during fiscal 2006. An additional amount of up to $2.2 million may be payable dependent of the revenue of the acquired business for periods up to September 1, 2008.

(2)	Comprising deferred income of $134.5 million, severance pay liabilities of $30.6 million and pension liabilities of $4.3 million.

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

Amounts payable by us under certain contracts are subject to audit rights held by third parties and the terms of such contracts may be open to subjective interpretation. We settle our liabilities under such contracts based on our assessment of the amounts due however it may be subject to claims that the amounts paid are incorrect. It is not considered that any resulting liability in excess of amounts recognized in these financial statements would materially affect our financial position.

The Company’s operations are subject to tax in various domestic and international jurisdictions. The Company believes it has appropriately accrued for the expected outcome of all pending tax matters and does not currently anticipate that the ultimate resolution of pending tax matters will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The only significant financial market risk to which we are exposed is to changes in foreign exchange rates. We operate in international markets and have operational presence in several countries. Accordingly, our costs and revenues are denominated in a mixture of U.S. dollars, pounds sterling and euro. Historically, we have not entered into free-standing derivative contracts to hedge foreign exchange exposure arising from operating activities. We expect to review this policy from time to time as circumstances change. No derivative instruments were outstanding as of June 30, 2006.

In certain countries in which the Company has operations, principally Israel, the Company is obliged to make severance payments to employees leaving employment in most circumstances. The payment is based on the latest monthly salary for each year of service. The payment obligations are funded by payments to third party investment managers under approved plans. The liability is recorded gross and a separate asset is recorded equal to the market value of the funds held by third party investment managers. The obligation in the consolidated balance sheet was $30.6 million. The value of funds held by third party investment managers was $25.2 million and is included within the consolidated balance sheet as other non-current assets. The bulk of the arrangements relates to our Israeli employees. Because the gross liability reflects the contracts of employment, it is denominated in U.S. dollars, whereas the amount funded by investment funds is regulated by the Israeli Government and is denominated in Israeli shekels. Accordingly, the difference between the gross liability and the investment fund assets is subject to fluctuations depending on the relative values of the U.S. dollar and Israeli shekel.

As of June 30, 2006, approximately 81% of our cash and short-term investments were held in U.S. dollars and 10% in pounds sterling, with most of the rest being in euro. Our policy is to hold cash in U.S. dollar bank deposits and to hold cash in other currencies to the extent that our cash flow projections indicate that we have need for those other currencies. Therefore, our reported cash balances are subject to fluctuations in foreign exchange rates. As a result of fluctuations in exchange rates, we have experienced gains on holding cash of $4.3 million and $0.5 million for the fiscal years ended June 30, 2006 and 2005, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to the Audited Consolidated Financial Statements of NDS Group plc

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of NDS Group plc:

We have audited the accompanying consolidated balance sheets of NDS Group plc as of June 30, 2006 and 2005, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of NDS Technologies Israel Limited, a wholly-owned subsidiary, for the year ended June 30, 2004, which statements reflect total cost of sales of $62 million and total operating expenses of $20 million. Those financial statements, presented in accordance with accounting principles generally accepted in Israel, were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts utilized by the Company’s management (before conversion to accounting principles generally accepted in the United States) so as to include NDS Technologies Israel Limited in the consolidated financial statements of NDS Group plc, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts (including the Company’s conversion of the financial statements of NDS Technologies Israel Limited to accounting principles generally accepted in the United States for the year ended June 30, 2004) and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NDS Group plc at June 30, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of NDS Group plc’s internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control─Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 31, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Ernst & Young LLP

London, England
August 31, 2006

Report of Independent Registered Public Accounting Firm

Auditor’s Report to the Shareholders of NDS Technologies Israel Limited

We have audited the statements of income, changes in shareholder’s equity and cash flows of NDS Technologies Israel Limited (“the Company”) for the year ended 30 June 2004 [not separately included herein]. These financial statements are the responsibility of the Company’s Board of Directors and of its Management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States. Such standards require that we plan and perform the audit to obtain reasonable assurance that the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Board of Directors and by Management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a fair basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations, changes in shareholder’s equity and cash flows of the Company for the year ended 30 June 2004 for the year ended 30 June 2004 in conformity with generally accepted accounting principles in Israel.

As explained in Note 1B1, the above mentioned financial statements are stated in U.S. dollar values adjusted for the changes in the US dollar / New Israeli Shekels exchange rate, in accordance with Opinions of the Institute of Certified Public Accountants in Israel.

/s/ Somekh Chaikin
Somekh Chaikin
Certified Public Accountants (Isr.)

Jerusalem, Israel
July 25, 2004

NDS Group plc

Consolidated Statements of Operations

	For the years ended June 30,
(in thousands, except per-share amounts)	2006	2005	2004
Revenue:
Conditional access	$350,667	$339,414	$178,286
Integration, development & support	46,903	52,636	55,601
License fees & royalties	88,686	71,443	51,673
New technologies	106,193	85,945	64,942
Other	7,674	6,892	6,161
Total revenue (inclusive of $458,042, $411,857 and $202,095 from related parties)	600,123	556,330	356,663

Cost of goods and services sold (exclusive of items shown separately below):
Smart card costs	(83,021)	(131,466)	(26,708)
Operations & support	(139,772)	(72,254)	(47,708)
Royalties (inclusive of $2,138, $3,682 and $576 to related parties)	(15,035)	(13,198)	(7,160)
Other	(4,794)	(2,020)	(2,811)
Total cost of goods and services sold	(242,622)	(218,938)	(84,387)
Gross margin	357,501	337,392	272,276

Operating expenses:
Research & development	(145,523)	(166,504)	(146,190)
Sales & marketing	(30,713)	(25,820)	(25,145)
General & administration (inclusive of $173, $263 and $230 to related parties)	(42,456)	(43,352)	(34,140)
Amortization of other intangibles	(9,453)	(12,349)	(8,177)
Impairment charge	─	─	(11,391)
Other	1,373	2,824	1,192
Total operating expenses	(226,772)	(245,201)	(223,851)

Operating income	130,729	92,191	48,425

Other income:
Interest income	15,897	9,773	7,342
Interest expense	(451)	(54)	(48)
Losses on investments	─	(559)	(446)
Total other income	15,446	9,160	6,848
Income before income tax expense and minority interests in subsidiaries, net of tax	146,175	101,351	55,273
Income tax expense	(45,225)	(27,353)	(19,061)
Minority interests in subsidiaries, net of tax	─	─	843

Net income	$100,950	$73,998	$37,055

Net income per share:
Basic net income per share	$1.80	$1.35	$0.69
Diluted net income per share	$1.74	$1.29	$0.67

The accompanying notes form an integral part of these consolidated financial statements.

NDS Group plc

Consolidated Balance Sheets
	As of June 30,
(in thousands, except share amounts)	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$320,636	$339,791
Short-term investments	184,401	─
Accounts receivable, net (inclusive of $74,295 and $51,909 due from related parties)	97,716	73,588
Accrued income	37,050	25,391
Income tax receivable	1,411	─
Inventories, net	39,340	41,508
Prepaid expenses	17,031	15,795
Other current assets	3,650	3,595
Total current assets	701,235	499,668

Property, plant & equipment, net	46,239	33,962
Goodwill	66,917	64,236
Other intangibles, net	43,299	48,537
Deferred tax assets	7,506	5,121
Other receivables	6,681	─
Other non-current assets	25,244	20,374
Total assets	$897,121	$671,898

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable (inclusive of $4,228 and $3,124 due to related parties)	$26,966	$18,336
Deferred income	45,492	47,175
Accrued payroll costs	26,647	25,069
Accrued expenses	26,245	21,097
Income tax liabilities	19,039	4,070
Other current liabilities	16,762	13,498

Total current liabilities	161,151	129,245

Accrued expenses	33,747	28,547
Deferred income	134,529	87,353

Total liabilities	329,427	245,145

Commitments and contingencies
Shareholders’ equity:
Series A ordinary shares, par value $0.01 per share: 48,000,000 shares authorized;
14,873,262 and 13,318,546 shares outstanding as of June 30, 2006 and 2005, respectively	148	133
Series B ordinary shares, par value $0.01 per share: 52,000,000 shares authorized;
42,001,000 shares outstanding as of June 30, 2006 and 2005	420	420
Deferred shares, par value £1 per share: 42,000,002 shares authorized
and outstanding as of June 30, 2006 and 2005	64,103	64,103
Additional paid-in capital	534,668	498,363
Accumulated deficit	(79,621)	(180,571)
Other comprehensive income	47,976	44,305
Total shareholders’ equity	567,694	426,753
Total liabilities and shareholders’ equity	$897,121	$671,898

The accompanying notes form an integral part of these consolidated financial statements.

NDS Group plc

Consolidated Statements of Cash Flows
	For the years ended June 30,
(in thousands)	2006	2005	2004
Operating activities:
Net income	$100,950	$73,998	$37,055

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,058	15,405	13,526
Amortization of other intangibles	9,453	12,349	8,177
Impairment charge	─	─	11,391
Stock option-based compensation	6,626	4,327	2,911
Other stock-based compensation	─	─	1,832
Other compensation cost	2,206	─	─
Losses on investments	─	559	446
Minority interest in subsidiaries, net of tax	─	─	(843)

Change in operating assets and liabilities, net of acquisitions:
Inventories	2,168	(5,536)	(22,384)
Receivables and other assets	(48,429)	6,273	(54,753)
Deferred income	45,493	36,664	63,982
Accounts payable and other liabilities	28,383	(26,347)	30,319
Net cash provided by operating activities (inclusive of $479,648, $456,536
and $213,649 from related parties)	163,908	117,692	91,659

Investing activities:
Capital expenditure	(30,018)	(20,584)	(17,603)
Proceeds from sale of property, plant and equipment	602	39	397
Short-term investments	(184,401)	─	─
Proceeds from sale of investments	─	264	─
Business acquisitions, net of cash acquired	(3,118)	(17)	(65,644)
Other	─	─	(870)
Net cash used in investing activities	(216,935)	(20,298)	(83,720)

Financing activities:
Issuance of shares (inclusive of realized excess tax benefits of $7,828, $─and $─)	29,597	13,294	2,212
Other	─	─	40
Net cash provided by financing activities	29,597	13,294	2,252

Net (decrease) increase in cash and cash equivalents	(23,430)	110,688	10,191
Cash and cash equivalents, beginning of period	339,791	228,620	202,185
Exchange movements	4,275	483	16,244
Cash and cash equivalents, end of period	$320,636	$339,791	$228,620

The accompanying notes form an integral part of these consolidated financial statements.

NDS Group plc

Consolidated Statements of Shareholders’ Equity and Other Comprehensive Income

	For the years ended June 30,
(in thousands, except share amounts)	2006		2005		2004
	Shares	Amount	Shares	Amount	Shares	Amount
Series A ordinary shares of $0.01 par value each:
Balance, beginning of year	13,318,546	$133	12,186,598	$122	11,983,681	$120
Shares issued on exercise of employee stock options	1,554,716	15	1,131,948	11	202,917	2
Balance, end of year	14,873,262	148	13,318,546	133	12,186,598	122

Series B ordinary shares of $0.01 par value each:
Balance, beginning and end of year	42,001,000	420	42,001,000	420	42,001,000	420

Deferred shares of £1 par value each:
Balance, beginning and end of year	42,000,002	64,103	42,000,002	64,103	42,000,002	64,103

Additional paid-in capital:
Balance, beginning of year		498,363		478,599		473,478
Shares issued on exercise of employee stock options		21,754		13,283		2,210
Stock option-based compensation (inclusive of
tax benefit of $7,925, $2,154 and $─)		14,551		6,481		2,911
Balance, end of year		534,668		498,363		478,599

Deferred stock-based compensation:
Balance, beginning of year		─		─		(1,832)
Stock-based compensation (nil tax effect)		─		─		1,832

Balance, end of year		─		─		─

Accumulated deficit:
Balance, beginning of year		(180,571)		(254,569)		(291,624)
Net income		100,950		73,998		37,055

Balance, end of year		(79,621)		(180,571)		(254,569)

Accumulated other comprehensive income:
Balance, beginning of year		44,305		44,669		19,666
Other comprehensive income (loss)		3,671		(364)		25,003

Balance, end of year		47,976		44,305		44,669

Accumulated deficit and accumulated other
comprehensive income, end of year		(31,645)		(136,266)		(209,900)

Total Shareholders’ Equity
Balance, beginning of year		426,753		333,344		264,331

Balance, end of year		$567,694		$426,753		$333,344

The accompanying notes form an integral part of these consolidated financial statements.

NDS Group plc

Consolidated Statements of Shareholders’ Equity and Other Comprehensive Income (continued)

	For the years ended June 30,
(in thousands)	2006	2005	2004
Comprehensive income:
Net income	$100,950	$73,998	$37,055

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (nil tax effect)	2,832	380	23,599
Minimum pension liability adjustment, net of tax of ($361), $336 and ($599)	839	(744)	1,404
Total other comprehensive income (loss), net of tax	3,671	(364)	25,003

Total comprehensive income	$104,621	$73,634	$62,058

Elements of other comprehensive income:
Foreign currency translation adjustments:
Balance, beginning of year	$47,382	$47,002	$23,403
Fiscal year activity (nil tax effect)	2,832	380	23,599

Balance, end of year	50,214	47,382	47,002

Minimum pension liability adjustment:
Balance, beginning of year	(3,077)	(2,333)	(3,737)
Fiscal year activity, net of tax of ($361), $366 and ($599)	839	(744)	1,404

Balance, end of year	(2,238)	(3,077)	(2,333)

Total other comprehensive income:
Total other comprehensive income (loss) for year, net of tax	3,671	(364)	25,003
Total accumulated other comprehensive income, net of tax, beginning of year	44,305	44,669	19,666
Total accumulated other comprehensive income, net of tax, end of year	$47,976	$44,305	$44,669

The accompanying notes form an integral part of these consolidated financial statements.

NDS Group plc

Notes to Consolidated Financial Statements

Note 1. Description of business

NDS Group plc (the “Company”) is domiciled in the United Kingdom, incorporated in Great Britain and registered in England and Wales. The Company is engaged in the business of supplying open end-to-end digital technology and services to digital pay-television platform operators and content providers. The Company has customers and operations in several countries around the world. All the revenues, expenses, assets, liabilities and cash flows relate to the continuing operations of the Company.

There is a common management structure across the Company, which ensures that the various subsidiary entities operate in a coordinated and complementary manner. The business is managed as a single operating unit or segment.

The Company is a majority owned subsidiary of News Corporation and conducts business transactions with a number of affiliates and subsidiaries of News Corporation.

Note 2. Basis of presentation

Effective November 12, 2004, News Corporation changed its corporate domicile from Australia to the United States and as a result, from that date the Company no longer qualified as a foreign private issuer under U.S. securities laws. The Company also changed its reporting currency from pounds sterling to U.S. dollars. Accordingly, these consolidated financial statements are stated in U.S. dollars, and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Prior to November 12, 2004, the Company published financial information in accordance with UK generally accepted accounting practice (“UK GAAP”) in pounds sterling. Financial information for periods ending, and as of, dates prior to the beginning of fiscal 2005, has been derived from previously audited UK GAAP financial information by adjusting for differences between UK GAAP and GAAP and then translating that information into U.S. dollars.

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

b) Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c) Foreign currency

The reporting currency of the Company is the U.S. dollar. The functional currency of each of the entities which are consolidated in these financial statements is the currency of the primary economic environment in which each entity operates.

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

d) Cash and cash equivalents

Cash and cash equivalents consist of cash on hand, cash deposits with banks repayable on demand and fixed term cash deposits with banks with original maturities of three months or less.

e) Short-term investments

Short-term investments consist of deposits with banks with original maturities of greater than three months.

f) Concentration of credit risk

Cash, cash equivalents and term deposits are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. These deposits may be redeemed upon demand or have original terms of up to six months. They are maintained with financial institutions of reputable credit and therefore bear minimal credit risk.

g) Inventories

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

h) Property, plant and equipment

Property, plant and equipment are stated at cost. Depreciation is recorded using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of their useful lives or the life of the lease. Costs associated with the repair and maintenance of property are expensed as incurred.

The Company leases premises which it occupies under operating leases with third party landlords. Rentals, net of incentives, are recorded in the consolidated statement of operations on a straight-line basis over the primary term of the lease. Incentive payments related to leasehold improvements are deferred and recorded in the consolidated statement of operations on a straight-line basis over the primary term of the lease. Cash received under such incentive arrangements is included within net cash provided by operating activities.

Changes in circumstances, such as technological advances, changes to the Company’s business model or capital strategy or changes to business plans in different locations, could result in the actual useful lives differing from the Company’s estimates. In those cases where the Company determines that the useful life of buildings and equipment should be shortened, the Company would depreciate the asset over its revised remaining useful life thereby increasing depreciation expense. An impairment test is conducted if circumstances indicate that the carrying value may not be recoverable and any impairment is recorded in the statement of operations in the period in which it is identified.

i) Goodwill and other intangible assets

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

Intellectual property rights purchased or licensed by the Company are included at cost as other intangible assets and are amortized on a straight-line basis over their useful economic lives. The useful life of purchased or licensed intellectual property rights is considered on a case by case basis. The estimates of the periods over which benefits will accrue to the Company in respect of purchased or licensed intellectual property rights have ranged from three to ten years. An impairment test is conducted if circumstances indicate that the carrying value may not be recoverable and any impairment is recorded in the statement of operations in the period in which it is identified.

j) Revenue recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the fees are fixed or determinable, the product or service has been delivered and collectability is reasonably assured. The Company considers the terms of each arrangement to determine the appropriate accounting treatment.

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

k) Income taxes

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

l) Comprehensive income

The Company follows SFAS No. 130, “Reporting Comprehensive Income,” for the reporting and display of comprehensive income. Comprehensive income comprises net income, foreign currency translation adjustments and certain pension adjustments.

m) Stock option-based compensation expense

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (R), “Share-Based Payment” (“SFAS No. 123 (R)”). This standard requires the cost of employee compensation paid with equity instruments to be measured based on grant date fair values. That cost is recognized over the vesting period. SFAS No. 123 (R) became effective for the Company on July 1, 2005. The Company has adopted the modified prospective method to transition to SFAS No. 123 (R). The compensation cost attributable to awards which were unvested as of July 1, 2005 is recognized in the income statement using the accelerated attribution method and the same estimates of grant date fair value as had previously been disclosed in the Company’s financial statements. For awards granted after July 1, 2005, the compensation cost is recognized ratably over the vesting period using estimates of fair value made as of the grant date.

For all periods ending prior to July 1, 2005, stock-based compensation was accounted for by using the intrinsic value-based method in accordance with APB No. 25, “Accounting for Stock Issued to Employees” (“APB25”) and the Company followed the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” As a result of adopting SFAS No. 123 (R) on July 1, 2005, the Company’s income before income taxes for fiscal 2006 was approximately $4.2 million lower, net income was approximately $3.6 million lower and basic and diluted net income per share were both approximately $0.06 lower than if the Company had continued to account for stock-based compensation under APB25.

Prior to the adoption of SFAS No. 123 (R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the consolidated statement of cash flows. SFAS No. 123 (R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized from those options (“excess tax benefits”) to be classified as financing cash flows. Accordingly, the $7.8 million excess tax benefits classified as a financing cash inflow in fiscal 2006 would have been classified as an operating cash inflow if the Company had not adopted SFAS No. 123 (R).

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

	For the years ended June 30,
(in thousands, except per share amounts)	2005	2004
Net income, as reported	$73,998	$37,055

Add: Stock option-based compensation cost included in the determination
of net income as reported (net of tax benefits of $1,701 and $─)	2,626	2,911

Deduct: Total stock option-based compensation determined under
fair value based method for all awards, net of tax benefits of ($3,059 and $─)	(18,089)	(9,369)
Pro-forma net income	$58,535	$30,597

Net income per share
Basic net income per share, as reported	$1.35	$0.69
Diluted net income per share, as reported	$1.29	$0.67

Pro-forma basic net income per share	$1.07	$0.57
Pro-forma diluted net income per share	$1.02	$0.55

In recognition of his contribution to the Company, the Remuneration Committee of the Company’s Board of Directors (“the Remuneration Committee”) modified the terms of certain vested stock options held by the previous Chief Financial Officer such that those stock options may be exercised at any time prior to September 20, 2006 rather than lapsing on his departure. The additional charge under APB25 of this modification, which is included in the consolidated statement of operations, is $1.3 million net of tax of $0.6 million.

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

The Remuneration Committee’s decision to accelerate the vesting of these stock options was in anticipation of compensation expense to be recorded subsequent to the effect date of SFAS No. 123 (R) on July 1, 2005. Incremental expense of approximately $9.6 million ($8.8 million, net of tax) associated with the acceleration was recorded in the fiscal 2005 pro forma disclosure.

n) Government incentives

The Company benefits from various government incentives in certain countries in which it operates. The Company has received grants from the government of the State of Israel towards the cost of certain plant, property and equipment. Such grants are treated as a reduction in the cost of the related asset. The Company has received grants from the French Government and the European Union towards the cost of certain research and development projects. Such grants are treated as a reduction in research and development costs in the consolidated statement of operations. In certain jurisdictions, the Company benefits from reduced income tax rates and/or the benefit of certain tax allowances. Such benefits reduce the Company’s income tax expense.

o) New accounting pronouncements

On July 13, 2006, FASB issued FIN No. 48: “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the Company’s fiscal year beginning July 1, 2007. The Company is currently considering the impact, if any, on the Company’s consolidated financial statements.

Note 4. Net income per share

Basic net income per share is calculated as net income divided by the weighted average number of ordinary shares in issue in each period. The interests of ordinary shareholders may be diluted due to the existence of stock options granted to employees. The dilutive effect of potential shares has been calculated using the treasury method and as such, is a function of the average share price in each period. The Company’s Series A and Series B ordinary shares have equal rights except in respect of voting and as such have equal weighting in the calculation of net income per share and equal net income per share.

The numerator for the calculations of net income per share is net income. The denominator for the calculations is the weighted average numbers of shares, as follows:

	For the years ended June 30,
	2006	2005	2004
Weighted average number of ordinary shares in issue	56,082,819	54,758,479	54,093,083
Effect of dilutive stock options	1,917,352	2,679,008	1,553,088
Denominator for dilutive net income per share	58,000,171	57,437,487	55,646,171

Anti-dilutive options excluded from calculation	971,168	55,042	929,121

Note 5. Inventories

	As of June 30,
(in thousands)	2006	2005
Unprocessed smart cards and their components	$37,579	$40,047
Other smart card inventory	2,731	1,670
Inventory reserves	(2,511)	(3,398)
	37,799	38,319
Contract work-in-progress	1,541	3,189
Total inventories	$39,340	$41,508

Unprocessed smart cards and their components are considered to be in the state of work-in-progress. Other smart card inventory represents smart cards shipped to customers but for which revenue had not been recognized as of the balance sheet date.

The chips used in smart cards are purchased from a limited number of suppliers. In the event of a disruption of supply, including a shortage of manufacturing capacity, the Company may be unable to develop an alternative source in a timely manner or at favorable prices. Such failure could harm the Company’s ability to deliver smart cards to its customers or could negatively affect operating margins.

Certain chips and smart cards have no use other than for the customer for whom they were purchased. On occasions, the Company purchases inventory in excess of amounts covered by firm customer orders. The Company often bears the risk of surplus inventory in these circumstances. Provision is made for surplus or obsolete inventory and historically, amounts written off in excess of reserves have not been significant.

Note 6. Accounts receivable

	As of June 30,
(in thousands)	2006	2005
Gross amount due	$98,840	$75,015
Less valuation reserves	(1,124)	(1,427)
	$97,716	$73,588

Three customers, all of whom are related parties, account for 68% of gross accounts receivable as of June 30, 2006. No other customers individually accounted for more than 5% of gross accounts receivable.

Note 7. Property, plant and equipment

	Useful lives	As of June 30,
(in thousands)		2006	2005
Leasehold improvements	3 to 7 years	$22,380	$14,157
Plant and equipment	2 to 5 years	100,843	86,864
		123,223	101,021
Less accumulated depreciation		(76,984)	(67,059)
Total property, plant and equipment, net		$46,239	$33,962

	For the years ended June 30,
	2006	2005	2004
Depreciation related to property, plant and equipment	$17,058	$15,405	$13,526

Operating lease expense	$16,118	$15,267	$13,124

Estimated future minimum rental payments under operating lease arrangements existing as of June 30, 2006 were as follows:

(in thousands)	Minimum
Rental
Payments

Fiscal 2007	$18,987
Fiscal 2008	18,925
Fiscal 2009	16,969
Fiscal 2010	14,194
Fiscal 2011	14,128
Thereafter	47,300
Total minimum rental payments	$130,503

Certain of the Company’s property leases contain terms which permit upwards-only rent reviews. It is not possible to quantify the effect, if any, that such reviews may have on future rental payments.

Note 8. Goodwill and other intangible assets

Goodwill

The movement in goodwill during the fiscal year ended June 30, 2006 was as follows:

(in thousands)	Goodwill
Beginning of year	$64,236
Additions	916
Foreign exchange movement	1,765
End of year	$66,917

Fiscal 2006 transactions

In September 2005, the Company acquired NT Media Limited, whose business is the development of gaming applications, for initial consideration of $3.2 million paid in cash. The fair value of assets and liabilities acquired was as follows:

(in thousands)	Fair Value
Cash	$67
Other current assets	347
Goodwill	916
Other intangibles	3,054
Property, plant and equipment	21
Current liabilities	(303)
Other liabilities	(917)
Total consideration	$3,185

The intangible assets acquired comprise intellectual property rights which are being amortized over their expected useful lives of five years. The purchase agreements provided that additional consideration of up to $4.3 million may be payable in cash, contingent upon the business achieving certain targets through September 1, 2008. Of this contingent consideration, $2.2 million has been recognized as a liability within the consolidated balance sheet as of June 30, 2006 and recorded as an expense within the consolidated statement of operations for the fiscal year ended June 30, 2006. It is expected that any further amounts of additional contingent consideration will be recorded within the consolidated statement of operations when the contingencies have been resolved.

Fiscal 2004 transactions

In December 2003, the Company acquired the MediaHighway middleware business from a subsidiary of Thomson SA and licensed certain related patents from Thomson SA for consideration in cash of the equivalent of $65.0 million (net of cash acquired). As of June 30, 2004, the Company examined in detail the plans and projections of the acquired business and the way in which it had been integrated into the rest of the organization. As a result of this assessment management concluded that the value attributed to the intellectual property rights and products of the MediaHighway business were supported by the business plans and cash flow projections. These intangible assets are being amortized over their expected useful lives of three to ten years. However, the projections of the incremental future cash flows attributable to the acquired business did not support the value of the goodwill acquired. Accordingly an impairment charge was recorded to write down the acquired goodwill from its cost of $11,391 to nil and this impairment charge was recorded as part of operating expenses in the fiscal year ended June 30, 2004.

Other intangibles

Other intangible assets comprise intellectual property rights:

	Useful lives	As of June 30,
(in thousands)		2006	2005
Cost	3 to 10 years	$76,509	$72,191
Less accumulated amortization		(33,210)	(23,654)
Other intangibles, net		$43,299	$48,537

	For the years ended June 30,

	2006	2005	2004
Amortization of other intangibles	$9,453	$12,349	$8,177

Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding five fiscal years was as follows: 2007 - $9.6 million; 2008 - $9.5 million; 2009 - $9.5 million; 2010 - $9.5 million; and 2011 ─ $4.5 million.

Note 9. Deferred income

	As of June 30,
(in thousands)	2006	2005
Deferred security fees	$134,129	$87,941
Advance receipts and other deferred income	45,892	46,587
Total deferred income	$180,021	$134,528

Included within current liabilities	$45,492	$47,175
Included within non-current liabilities	134,529	87,353
	$180,021	$134,528

Note 10. Abandoned property leases

	For the years ended June 30,
(in thousands)	2006		2005	2004
Beginning of year		$1,141	$8,727	$3,852
Additions		652	─	5,812
Reversals		(225)	(5,521)	─
Used		(1,572)	(2,118)	(1,526)
Foreign exchange movements		4	53	589
End of year	$	─	$1,141	$8,727

In fiscal 2001, the Company decided to abandon its leased premises at Heathrow, England which the Company vacated in September 2000. Additional accruals were made in the years through in fiscal 2004, as the Company was unable to assign the lease back to a former tenant. During fiscal 2005, the Company committed to reoccupy most of the premises and the Company reversed a part of the accrual previously made. The Company reoccupied part of the premises in October 2005; the remaining part of the premises was assigned to a third party in fiscal 2006 and the remaining part of the accrual was reversed. All amounts accrued and reversed have been included within general and administrative expenses in the consolidated statement of operations and within accrued expenses in the consolidated balance sheet. Additionally, in November 2005, the Company consolidated its U.S. operations at a single facility at Costa Mesa, California and abandoned its two previous premises in California. An accrual for obligations from the cease use date until the termination of the leases of those two abandoned properties was recorded during fiscal 2006 in the consolidated statement of operations within cost of goods and services sold ─ operations.

There was no remaining accrual as of June 30, 2006. The cumulative amount charged to the consolidated statement of operations and paid through June 30, 2006 was $10.9 million.

Note 11. Shareholders’ equity

The Company has two classes of ordinary shares: Series A and Series B. The Series B ordinary shares are all owned by News Corporation. Substantially all of the Series A ordinary shares are held by The Bank of New York as depositary to support American Depositary Shares which are traded on NASDAQ. News Corporation has no interest in any of the Series A ordinary shares.

The two classes of ordinary shares entitle the holder to the same rights except that the Series A and Series B ordinary shares are entitled to one vote and ten votes per share respectively. The Series B ordinary shares may be converted by the shareholder into Series A ordinary shares, at the instigation of the shareholder at any time. Automatic conversion will occur if any sale, transfer or other disposal results in the cessation of the ultimate beneficial ownership of the Series B ordinary shares being retained by entities controlled by News Corporation.

The Company also has outstanding 42,000,002 Deferred Shares of £1 each, all of which are owned by News Corporation. The Deferred Shares do not entitle the holders thereof to receive notice of, or attend or vote at, meetings of shareholders of the Company, or to receive dividends. Upon liquidation of the Company, the Deferred Shares entitle the holders to repayment of the capital paid up on those shares, but only after each holder of ordinary shares has received (i) the amount paid up on his shares and (ii) an additional sum of $1 million per share.

Note 12. Related party transactions

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
a) Provision of technology and services

Technology and services for digital pay-television platform operators are supplied to affiliates and subsidiaries of News Corporation. The principal related parties supplied by the Company are BSkyB, DIRECTV, DIRECTV Latin America, Sky Brasil, Sky Mexico, FOXTEL, Sky Network Television and Tata Sky (all of which are affiliates of News Corporation), and Sky Italia and STAR TV (both of which are subsidiaries of News Corporation).

Revenue recognized from such related parties was as follows:
	For the years ended June 30,
(in thousands)	2006	2005	2004
Revenue from related parties	$458,042	$411,857	$202,095

Included within the consolidated balance sheet are the following amounts in respect of normal sales transactions with related parties:

	As of June 30,
(in thousands)	2006	2005
Accounts receivable	$74,295	$51,909
Accrued income	25,434	18,806
Deferred income	(160,196)	(109,576)

b) Royalty payments

A royalty is payable to a related party in respect of certain intellectual property rights which the Company has licensed for use in certain applications supplied to customers.

The royalty expense payable to the related party was as follows:

	For the years ended June 30,
(in thousands)	2006	2005	2004
Royalties payable to related party	$2,138	$3,682	$576

Included within the consolidated balance sheet are the following amounts in respect of royalties payable to a related party:

	As of June 30,
(in thousands)	2006	2005
Accrued expenses	$750	$3,162

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

Administration fees charged in respect of these services were as follows:

	For the years ended June 30,
(in thousands)	2006	2005	2004
Administration fees charged by related parties	$173	$263	$230

As part of these administration and finance services, News Corporation pays certain costs (principally certain payroll, legal and property expenses) on behalf of the Company. The Company reimburses News Corporation for such payments, typically the month following that in which the payment was made by News Corporation. Included within the consolidated balance sheet are the following amounts which were owed to News Corporation in respect of administrative services and other costs paid by News Corporation on behalf of the Company:

	As of June 30,
(in thousands)	2006	2005
Accounts payable	$4,228	$3,124

d) Other

The Company has a short-term loan facility of £30 million (approximately $55 million) from News Corporation. The facility has no expiry date and no amounts were drawn down as of June 30, 2006 or June 30, 2005. The facility is considered to be adequate for the Company’s needs.

The Company has entered into cross-guarantees with HSBC Bank plc providing mutual guarantees with other subsidiaries of News Corporation for amounts owed to the bank under a collective overdraft facility of £20 million (approximately $37 million). News Corporation has indemnified the Company against any liabilities which the Company may be required to pay under these cross-guarantees. Management has been informed by News Corporation that no amounts were owed to HSBC Bank plc as of June 30, 2006 or June 30, 2005 which would be covered by these guarantees.

Note 13. Contingencies and commitments

a) Firm commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments at June 30, 2006.

	As of June 30, 2006
	Payments due by period
		Less than			After
(in thousands)	Total	1 year	2-3 years	4-5 years	5 years
Operating lease obligations	$130,503	$18,987	$35,894	$28,322	$47,300
Smart card purchase obligations	58,921	52,921	6,000	─	─
	$189,424	$71,908	$41,894	$28,322	$47,300

b) Litigation

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

After Echostar filed a second amended complaint, the Company filed a motion to dismiss this complaint on March 31, 2004. On July 21, 2004, the court issued an order directing Echostar to, among other things, file a third amended complaint within ten days correcting various deficiencies noted in the second amended complaint. Echostar filed its third amended complaint on August 4, 2004. On August 6, 2004, the court ruled that the Company was free to file a motion to dismiss the third amended complaint, which the Company did on September 20, 2004. The hearing occurred on January 3, 2005. On February 28, 2005, the court issued an order treating the Company’s motion to dismiss as a motion for a more definite statement, granting the motion and giving Echostar until March 30, 2005 to file a fourth amended compliant correcting various deficiencies noted in the third amended complaint. On March 30, 2005, Echostar filed a fourth amended complaint, which the Company moved to dismiss. On July 27, 2005, the court granted in part and denied in part the Company’s motion to dismiss, and again limited Echostar’s surviving claims to acts allegedly occurring within three years of the filing of Echostar’s original complaint. The Company’s management believe these surviving claims are without merit and intends to vigorously defend against them.

On October 24, 2005, the Company filed its Amended Answer with Counterclaims, alleging that Echostar misappropriated the Company’s trade secrets, violated the Computer Fraud and Abuse Act and engaged in unfair competition. On November 8, 2005, Echostar moved to dismiss the Company’s counterclaims for conversion and claim and delivery, arguing that these claims were preempted and time-barred. Echostar also moved for a more definite statement of the Company’s trade secret misappropriation claim. On December 8, 2005, the court granted in part and denied in part Echostar’s motion to dismiss and for a more definite statement, but granted the Company leave to file amended counterclaims. On December 13, 2005, the Company filed a Second Amended Answer with Counterclaims, which Echostar answered on December 27, 2005. The court has set this case to go to trial in April of 2008.

The International Electronic Technology Corp. Litigation

On April 18, 1997, International Electronic Technology Corp. (“IETC”) filed suit in the United States District Court for the Central District of California against the Company’s customers, Hughes, DIRECTV, Inc. and Thomson Consumer Electronics, Inc., alleging infringement of one U.S. patent and seeking unspecified damages and injunction.

Although not a party to this case, the Company has assumed the defense and agreed to indemnify the named defendants. The defendants have raised defenses, including non-infringement and invalidity. On September 22, 2005, the court issued an order construing certain terms in the patent as a matter of law, after an extensive delay due to the death of two judges previously assigned to the case. Following receipt of the claim construction order, defendants notified IETC that they intended to file a motion for summary judgment of non-infringement based on the claim construction. During a status conference with the court on January 9, 2006, IETC requested that defendants’ motion be deferred to permit it to seek additional document discovery. The court denied this request, and ordered IETC to make its request in response to defendants’ summary judgment motion. Defendants’ motion for summary judgment was filed on January 30, 2006. On March 9, 2006, the court granted defendants’ motion, and judgment for defendants was entered on March 24, 2006. IETC has filed a notice of appeal to the United States Court of Appeals for the Federal Circuit, and served its appeal brief in late June 2006.

Sogecable Litigation

On July 25, 2003, Sogecable, S.A. and its subsidiary Canalsatellite Digital, S.L., Spanish satellite broadcasters and customers of Canal+ Technologies SA (together, “Sogecable”), filed an action against the Company in the United States District Court for the Central District of California. Sogecable filed an amended complaint on October 9, 2003, which purported to allege claims for violation of the DMCA and the federal RICO statute. The amended complaint also purported to allege claims for interference with contract and prospective business advantage. The complaint sought injunctive relief, unspecified compensatory and exemplary damages and restitution. On December 22, 2003, all of the claims were dismissed by the court. Sogecable filed a second amended complaint. The Company filed a motion to dismiss the second amended complaint on March 31, 2004. On July 23, 2004, the court heard oral argument on the motion and advised that a formal ruling should be issued by early August. On August 4, 2004, the court issued an order dismissing the second amended complaint in its entirety. Sogecable had until October 4, 2004 to file a third amended complaint. On October 1, 2004, Sogecable notified the court that it would not be filing a third amended complaint, but would appeal the court’s entry of final judgment dismissing the suit to the United States Ninth Circuit Court of Appeals. Sogecable has filed a brief on appeal. The Company’s opposition was filed on August 22, 2005, and Sogecable filed its reply on September 6, 2005.

Barry Thomas litigation

On November 28, 2005, Barry W. Thomas filed a complaint alleging infringement of United States Patent No. 4,777,354 by DIRECTV, Inc., its parent The DIRECTV Group, Inc., and the National Rural Telecommunications Cooperative in the United States Distinct Court for the Western District of North Carolina, Charlotte Division, captioned “Barry W. Thomas v. DIRECTV, Inc., et al., No. 3:05CV496-K (W.D.N.C.).” Although not a party to this case, the Company has assumed a share in the cost of DIRECTV, Inc.’s defense.

On February 24, 2006, Mr. Thomas voluntarily dismissed his complaint against The DIRECTV Group, Inc., but not his complaint against DIRECTV, Inc. On February 27, 2006, DIRECTV, Inc. filed an Answer and Counterclaims where, among other things, DIRECTV, Inc. denied Mr. Thomas’s allegations of infringement and alleged that the patent is invalid, unenforceable, and that Mr. Thomas’s cause of action is barred by the equitable doctrine of laches. The case is currently in the discovery phase, with no schedule for pretrial proceedings or a trial date set by the Court. The Company believes  Mr. Thomas’s claims are without merit and intends to vigorously defend itself in this matter.

c)  Government grants

The Company has received grants from the government of the State of Israel towards the cost of certain capital expenditure. If the conditions of the grants are not complied with, the grants may be required to be refunded, in whole or in part, with interest from the date of receipt. The major conditions relating to a grant concern the maintenance of adequate non-distributable reserves and retention of the associated assets for a set period of time. The cumulative amount received and receivable to June 30, 2006 amounted to approximately $11 million. It is not anticipated that any repayment will be required. Property, plant and equipment situated in Israel with a net book value of $11 million as of June 30, 2006 is the subject of a floating charge to secure compliance with the terms of the grants.

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

Amounts payable by the Company under certain contracts are subject to audit rights held by third parties and the terms of such contracts may be open to subjective interpretation. The Company settles its liabilities under such contracts based on its assessment of the amounts due however it may be subject to claims that the amounts paid are incorrect. It is not considered that any resulting liability in excess of amounts recognized in these financial statements would materially affect the Company’s financial position.

14. Stock option plans

The Company has three executive stock option schemes under which stock options have been granted to certain Directors, Executive Officers and employees: The NDS 1997 Executive Share Option Scheme (the “1997 scheme”), The NDS 1999 Executive Share Option Scheme (the “1999 unapproved scheme”) and The NDS UK Approved Share Option Scheme (the “1999 approved scheme”). The provisions of each scheme are substantially the same, except that the 1999 approved scheme is approved by the U.K. Inland Revenue for the purposes of granting U.K. employees stock options over shares in the Company which are free from income tax in the hands of the employee under certain circumstances. Following the creation of the 1999 unapproved scheme, no further options have been granted under the 1997 scheme. The schemes provide for the grant of options to purchase Series A ordinary shares in the Company with a maximum term of ten years. Stock options granted under the schemes vest in equal portions over a four-year period. The schemes authorize options to be granted subject to a maximum of 10% of the ordinary shares of the Company in issue at the date of grant.

In addition, the Company has operated employee share ownership schemes in the United Kingdom, Israel and the United States. These enabled employees to enter into a fixed-term savings contract with independent financial institutions linked to an option to subscribe for Series A ordinary shares in the Company. The option price was set at a discount of between 15% and 20% of the quoted closing price of the Series A ordinary shares on The NASDAQ Stock Market (“NASDAQ”) on the last trading day before the announcement of the schemes. These schemes have now matured and as of June 30, 2006 there are no options outstanding under these employee share ownership schemes.

All employees are entitled to participate in the plans, however (with the exception of the employee share ownership schemes which are open to all), management determines to whom and how many options are granted. The Company’s obligations under all stock option schemes have been settled by issuing new Series A ordinary shares.

The following table summarizes information about the Company’s stock option transactions:

	For the year ended June 30, 2006

		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Number	Price	(in years)	(in thousands)

Outstanding at July 1, 2005	4,337,513	$18.17
Granted	941,666	$43.13
Exercised	(1,554,716)	$14.00
Forfeited	(33,702)	$20.05
Expired	─	─

Outstanding at June 30, 2006	3,690,761	$26.28	6.9	$75,090
Vested or expected to vest at June 30, 2006	3,669,632	$26.24	6.9	$74,826
Exercisable at June 30, 2006	2,150,299	$21.01	5.6	$55,206

	For the years ended June 30,
(in thousands, except per share amounts)	2006	2005	2004
Weighted average fair value of stock options granted
in period using the assumptions set out below	$29.42	$23.59		$11.94

Total intrinsic value of options exercised	$45,975	$21,856		$2,365

Stock-based compensation cost included within the statement of operations:
Operating expenses	$6,626	$4,327		$2,911
Tax benefit	(1,179)	(1,701)		─
Net of tax amount	$5,447	$2,626		$2,911

Cash received from exercise of stock options	$21,769	$13,294		$2,212

Excess tax benefit from exercise of stock options	$7,925	$2,154	$	─

As of June 30, 2006, the total compensation cost related to non-vested stock option awards not yet recognized was approximately $26.9 million and the period over which it is expected to be recognized is 3.8 years. The Company’s Board of Directors may grant additional stock options or other equity-based compensation, which would result in additional operating expenses being recorded in future periods.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, using the following assumptions:
	For the years ended June 30,
	2006	2005	2004
Risk free interest rate	4.5%	4.2%	4.4%
Dividend yield	─	─	─
Expected volatility	72%	80%	87%
Expected life of stock options	6.3 years	6.3 years	5.0 years

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

The terms of certain stock options were modified during the fiscal year ended June 30, 2005, as described in Note 3m.

Note 15. Income taxes

Significant components of the Company’s provisions for income taxes were as follows:

	For the years ended June 30,
(in thousands)	2006	2005	2004
UK current tax	$39,323	$18,476		$16,121
Overseas current tax	9,816	8,624		5,869
Double tax relief	(3,557)	(4,073)		(3,237)
Total current tax	45,582	23,027		18,753
UK deferred tax	(105)	3,191		3,105
Overseas deferred tax	(252)	1,135		(2,797)
Total deferred tax	(357)	4,326		308
Total income tax expense	$45,225	$27,353		$19,061

Tax benefits on stock options, credited to additional paid-in capital	$(7,925)	$(2,154)	$	─
Tax (benefit) expense on additional pension liability,
recorded within other comprehensive income	$361	$(366)		$599

Income before income taxes arose in the United Kingdom and overseas as follows:

	For the years ended June 30,
(in thousands)	2006	2005	2004
U.K. income before income taxes	$132,176	$80,207	$63,158
Overseas income (loss) before income taxes	13,999	21,144	(7,885)
Total income before income taxes	$146,175	$101,351	$55,273

The reconciliation of income tax computed at the U.K. statutory rate to the income tax expense is as follows:

	For the years ended June 30,
	2006	2005	2004
Income tax at UK statutory rate	30.0%	30.0%	30.0%

Effect of different tax rates	(0.4%)	(1.4%)	(3.0%)
Goodwill impairment	0.0%	0.0%	6.1%
Stock options	0.6%	0.4%	1.6%
Other permanent differences	(0.2%)	(1.2%)	0.6%

Losses for which no relief is available	0.0%	0.2%	1.0%
Movement in valuation reserve	0.9%	0.0%	1.7%
Adjustments in respect of previous years’ accruals	0.0%	(1.0%)	(3.5%)
Effective income tax rate	30.9%	27.0%	34.5%

Deferred tax assets comprise:

	As of June 30,
(in thousands)	2006	2005
Property, plant and equipment	$2,417	$1,225
Other intangibles	(767)	─
Accrued expenses	3,782	2,137
Pension liability	935	1,318
Stock options	1,139	441
Benefit of operating losses carried forward	7,507	3,455
Benefit of capital losses carried forward	608	─
	15,621	8,576
Valuation reserve	(8,115)	(3,455)
Total deferred tax assets	$7,506	$5,121

As of June 30, 2006, the Company had approximately $22 million of net operating loss carry-forwards related to operations in France available to offset future taxable income. These net operating losses may be carried forward indefinitely. Additionally, the Company had approximately $2 million of U.K. capital losses available to offset future capital gains. These capital losses may be carried forward indefinitely. In assessing the realizability of deferred tax assets, management evaluates a variety of factors in considering whether it is more likely than not that some portion or all of the deferred tax assets will ultimately be realized. Management considers earnings expectations, the existence of taxable temporary differences, tax planning strategies and the periods in which estimated losses can be utilized. Based upon this analysis, management has concluded that it is more likely than not that the Company will not realize all of the benefits of its deferred tax assets, specifically amounts related to net operating loss carry-forwards and available capital losses. Accordingly, valuation allowances of $8.1 million and $3.5 million have been established to reflect the expected realization of the deferred tax assets as of June 30, 2006 and 2005, respectively.

The Company has not provided for possible U.K. taxes on the undistributed earnings of foreign subsidiaries that are considered to be reinvested indefinitely. Calculation of the unrecognized deferred tax liability for temporary differences related to these earnings is not practicable. Undistributed earnings of foreign subsidiaries considered to be indefinitely reinvested amounted to approximately $80 million as of June 30, 2006.

Note 16. Pension and other post-employment benefits

Defined contribution arrangements

Most U.K. employees of the Company are eligible for membership of the News International Pension Plan, a defined contribution scheme operated for the benefit of certain U.K. employees of News Corporation. The Company also makes contributions to other defined contribution pension plans. Aggregate Company contributions to defined contribution plans amounted to $7.9 million, $8.6 million and $5.0 million for the years ended June 30, 2006, 2005 and 2004, respectively.

Multi-employer arrangements

Certain employees are eligible for membership of the News America Incorporated Employees’ Pension and Retirement Plan and other defined benefit pension schemes which are operated by News Corporation for the benefit of certain of its controlled subsidiaries. As such, and so far as they relate to the Company, they are multi-employer defined benefit schemes. It is not possible to determine the assets and liabilities of these schemes relating to the obligations of the Company to current and former employees. Accordingly, the expense recorded in the consolidated statement of operations equates to the contributions payable in the year, as determined by third party actuaries. Company contributions amounted to $0.9 million, $0.8 million and $0.5 million for the years ended June 30, 2006, 2005 and 2004, respectively.

Severance pay arrangements

In certain countries in which the Company has operations, principally Israel, it is obliged to make severance payments to employees leaving employment in most circumstances. The payment is based on the latest monthly salary for each year of service. The payment obligations are funded by payments to funds held by third party investment managers under approved plans. The liability is recorded gross and a separate asset is recorded equal to the market value of the funds held by investment managers. The costs associated with these arrangements included within the consolidated statement of operations amounted to $5.6 million, $4.7 million and $4.0 million for the years ended June 30, 2006, 2005 and 2004, respectively. The following amounts are included in the consolidated balance sheets in respect of these arrangements are as follows:

	As of June 30,

(in thousands)	2006	2005

Investment funds, included within other non-current assets	$25,244	$20,374

Liability, included within non-current accrued expenses	(30,631)	(24,155)

Defined benefit arrangements

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

The elements of net periodic pension expense are as follows:

	For the years ended June 30,

(in thousands)	2006	2005	2004

Service cost	$178	$172	$164
Interest cost	978	893	764
Expected return on assets	(825)	(706)	(540)
Net amortization of loss	583	446	445

Net periodic pension expense	$914	$805	$833

The following assumptions were used in accounting for the plan:

	For the years ended June 30,

	2006	2005	2004

Assumed discount rate	5.25%	5.00%	5.75%
Expected long-term rate of return on plan assets	7.00%	7.50%	7.50%
Rate of increase in pensions	3.00%	3.00%	3.00%
Rate of compensation increase	4.50%	4.25%	4.50%

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

The funding of the Company’s defined benefit pension plan is as follows:

	As of June 30,

(in thousands)	2006	2005

Accumulated vested obligation (“ABO”)	$16,786	$15,237
Effect of projected future salary increases	4,799	4,169

Projected benefit obligation (“PBO”)	21,585	19,406
Fair value of plan assets	13,670	10,845

Plan assets less than PBO	(7,915)	(8,561)
Unrecognized net loss	9,101	9,485

Prepaid pension cost	1,186	924
Additional liability recognized through other comprehensive income	(4,303)	(5,316)

Total amount recorded in consolidated balance sheet	$(3,117)	$(4,392)

The following table is a reconciliation of PBO:

	For the years ended June 30,

(in thousands)	2006	2005

PBO, beginning of year	$19,406	$15,936
Service cost	178	172
Interest on PBO	978	893
Actuarial (gain) loss	201	3,176
Benefits paid	(256)	(231)
Employee contributions	171	135
Foreign exchange movements	907	(675)

PBO, end of year	$21,585	$19,406

The following table is a reconciliation of the fair value of plan assets:
	For the years ended June 30,

(in thousands)	2006	2005

Plan assets at fair value, beginning of year	$10,845	$8,548
Employer contributions	1,127	1,392
Employee contributions	171	135
Benefits paid	(256)	(231)
Return on assets	1,214	1,382
Foreign exchange movements	569	(381)

Plan assets at fair value, end of year	$13,670	$10,845

The following table sets forth the estimated benefit payments for the next five fiscal years and in aggregate for the five fiscal years thereafter. The expected benefits are estimated based on the same assumptions used to measure the Company’s benefit obligation at the end of the fiscal year and include benefits attributable to estimated future employee service:

(in thousands)	Expected
pension
payments

2007	$274
2008	283
2009	316
2010	303
2011	338
2012 to 2016	3,589

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

The Company’s benefit plan weighted-average asset allocations as of June 30, 2006 and 2005, by asset category, are as follows:
	As of June 30,
(in thousands)	2006	2005
Equities	$8,065	$6,432
Debt securities	5,605	4,353
Cash	─	60
Total amount recorded in consolidated balance sheet	$13,670	$10,845

The Company’s committed minimum contributions in fiscal 2007 are expected to be $1.0 million.

Note 17. Segment information

The business is managed as a single operating unit or segment, being the supply of open end-to-end digital technology and services to digital pay-television platform operators and content providers.

Revenue analyzed by geographical destination (i.e. the country of operations of the customer) was as follows:

	For the years ended June 30,
(in thousands)	2006	2005	2004
United Kingdom	$163,804	$151,083	$130,339
Europe and the Middle East	126,157	108,454	59,714
North America	215,856	183,420	87,744
Latin-America	37,395	59,224	37,745
Asia-Pacific	56,911	54,149	41,121
	$600,123	$556,330	$356,663

Revenues from North America include $215.7 million, $182.5 million and $87.4 million from customers in the United States in fiscal 2006, 2005 and 2004, respectively. Revenues from Latin America include $14.8 million, $28.1 million and $10.1 million from customers in Mexico in fiscal 2006, 2005 and 2004, respectively. Revenues from Europe and the Middle East include $72.1 million, $60.5 million and $33.0 million from customers in Italy in fiscal 2006, 2005 and 2004, respectively. No other country accounted for more than 5% of revenues in any of the three fiscal years in the period ended June 30, 2006.

The following major customers contributed directly and indirectly to more than 10% of the Company’s revenues in any of the three fiscal years in the period ended June 30, 2006:

	For the years ended June 30,
(in thousands)	2006	2005	2004
DIRECTV	$202,630	$163,006	$69,401
BSkyB	140,364	123,165	$103,522
Sky Italia	68,251	59,895	32,959

The Company’s operations are situated in the United Kingdom, Europe, Israel, the United States and the Asia-Pacific region. Most of the Company’s contracts with customers are entered into with the principal operating company, a U.K. entity. Many of the costs of the overseas operations are recharged to the Company’s U.K. subsidiaries.

The contribution of each region to the long-lived assets (other than deferred tax assets) of the Company is as follows:

	As of June 30,
(in thousands)	2006	2005
United Kingdom	$122,694	$119,495
Europe	14,784	8,107
Israel	36,361	29,934
United States	8,720	5,387
Asia-Pacific	5,821	4,186
Total long-lived assets (other than deferred tax assets)	$188,380	$167,109

Long-lived assets in Europe included $14.6 million and $7.9 million of long-lived assets in France as of June 30, 2006 and 2005, respectively.

Note 18. Valuation and qualifying accounts

a) Accounts receivable reserves

	For the years ended June 30,
(in thousands)	2006	2005	2004
Beginning of year	$1,427	$3,021	$9,252
Additions (reversals)	172	(1,165)	(1,611)
Used	(475)	(379)	(5,189)
Foreign exchange movements	─	(50)	569
End of year	$1,124	$1,427	$3,021

b) Inventory reserves

	For the years ended June 30,
(in thousands)	2006	2005	2004
Beginning of year	$3,398	$4,242	$4,582
Additions (reversals)	(887)	(183)	148
Used	─	(560)	(901)
Foreign exchange movements	─	(101)	413
End of year	$2,511	$3,398	$4,242

c) Deferred tax valuation reserve

	For the years ended June 30,
(in thousands)	2006	2005	2004
Beginning of year	$3,455	$3,791	$2,863
Additions (reversals)	4,216	(173)	928
Foreign exchange movements	444	(163)	─
End of year	$8,115	$3,455	$3,791

Note 19. Supplementary cash flow disclosures

	For the years ended June 30,
(in thousands)	2006		2005	2004
Cash receipts and payments:
Interest received in cash	$13,226		$9,510	$6,926
Interest paid in cash	188		54	48
Cash payments for income taxes	27,955		23,379	24,608
Cash paid in respect of initial consideration for acquisitions	3,185		─	75,298
Cash paid in respect of deferred consideration for acquisitions	─		17	638
Cash payments in respect of abandoned property leases	1,572		2,118	1,526

Supplemental information on businesses acquired:
Fair value of non-cash assets acquired	$4,338	$	─	$75,772
Cash acquired	67		─	10,292
Less: liabilities assumed	(1,220)		─	(10,766)
Fair value of assets acquired by way of acquisitions	$3,185	$	─	$75,298

Note 20. Quarterly Data (Unaudited)

	For the three months ended
(in thousands, expect per share amounts)	September 30	December 31	March 31	June 30
Fiscal 2006
Revenue	$144,495	$152,203	$149,204	$154,221
Gross margin	84,672	90,427	91,244	91,158
Operating income	35,735	34,320	35,412	25,262
Net income	27,105	25,960	28,139	19,746

Basic earnings per share	$0.49	$0.46	$0.50	$0.35
Diluted earnings per share	$0.47	$0.45	$0.49	$0.34

	For the three months ended
(in thousands, expect per share amounts)	September 30	December 31	March 31	June 30
Fiscal 2005
Revenue	$141,279	$141,623	$126,594	$146,834
Gross margin	83,712	87,237	78,633	87,810
Operating income	25,284	24,131	22,630	20,146
Net income	17,617	17,884	16,590	21,907

Basic earnings per share	$0.32	$0.33	$0.30	$0.40
Diluted earnings per share	$0.31	$0.32	$0.29	$0.38

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls

The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the Company’s Chairman and Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chairman and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management of NDS Group plc (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management determined that, as of June 30, 2006, the Company maintained effective internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of NDS Group plc

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”, that NDS Group plc maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). NDS Group plc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that NDS Group plc maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, NDS Group plc maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2006 consolidated financial statements and our report dated August 31, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Ernst & Young LLP

London, England
August 31, 2006

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item with respect to the Company’s Directors is contained in the proxy statement for the Company’s 2006 Annual Meeting of Shareholders to be filed with the SEC (the “Proxy Statement”) under the headings “Proposal No. 4” and “Directors continuing in office”, and is incorporated herein by reference in this Annual Report on Form 10-K.

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

The following documents are filed as part of this report:

1.
The Company’s Consolidated Audited Financial Statements required to be filed as part of this Annual Report and the Reports of Independent Registered Public Accounting Firms are included in Part II, Item 8: “Financial Statements and Supplementary Data.”

2.
All financial statement schedules are omitted because the required information is not applicable, or because the information called for is included in the Company’s Consolidated Audited Financial Statements or the Notes to the Consolidated Audited Financial Statements.

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

Index to exhibits

Exhibit	Description	Location
3	Memorandum and Articles of Association	Incorporated by reference to Exhibit 3 to the Quarterly Report on Form 10-Q filed by NDS Group plc with the Securities and Exchange Commission on November 7, 2005

4.1	Specimen Series A ordinary share certificate	Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form F-1 filed by NDS Group plc with the Securities and Exchange Commission (File No. 333-11086) on November 19, 1999

4.2	Form of American Depositary Receipt	Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form F-1 filed by NDS Group plc with the Securities and Exchange Commission (File No. 333-11086) on November 19, 1999

4.3	Deposit Agreement	Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form F-1 filed by NDS Group plc with the Securities and Exchange Commission (File No. 333-11086) on November 19, 1999

10.1	Master Intercompany Agreement	Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form F-1 filed by NDS Group plc with the Securities and Exchange Commission (File No. 333-11086) on November 19, 1999

10.2	Agreement between the Company and Abraham Peled, dated December 1, 1999 *	Incorporated by reference to Exhibit 4.4 to the Annual Report on Form 20-F filed by NDS Group plc with the Securities and Exchange Commission (File No. 333-11086) on October 22, 2004

10.3	Agreement between the NDS Limited and Alexander Gersh, dated November 11, 2004 *	Incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed by NDS Group plc with the Securities and Exchange Commission on January 5, 2005

10.4	Letter Agreement dated October 20, 2002 between Raffi Kesten and NDS Technologies Israel Limited *	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by NDS Group plc with the Securities and Exchange Commission on April 10, 2006

10.5	Letter Agreement dated June 22, 2004 between Raffi Kesten and NDS Group plc *	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by NDS Group plc with the Securities and Exchange Commission on April 10, 2006

10.6	Non-Executive Director Compensation Summary Sheet*	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by NDS Group plc with the Securities and Exchange Commission on May 8, 2006

12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith, page E-1

21	Subsidiaries	Filed herewith, page E-2

23.1	Consent of Ernst & Young LLP	Filed herewith, page E-3

23.2	Consent of Somekh Chaikin regarding NDS Technologies Israel Limited	Filed herewith, page E-4

31.1	Certification by the Chief Executive Officer pursuant to SEC Rule 13a-14(a) / 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith, page E-5

31.2	Certification by the Chief Financial Officer pursuant to SEC Rule 13a-14(a) / 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith, page E-6

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to U.S.C section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith, page E-7

────────
* Management contract or compensatory plan required to be filed as an exhibit to the Annual Report on From 10-K pursuant to Item 15(b)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NDS GROUP PLC
(Registrant)

Date:	By:	/s/ Alexander Gersh
Alexander Gersh Chief Financial Officer and Company Secretary
(Principal Financial and Accounting Officer)

Date: September 1, 2006

Pursuant to the requirements of the Securities Exchange Act 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature		Title	Date

/s/	Abraham Peled	Chairman and Chief Executive Officer	September 1, 2006
Abraham Peled		(Principal Executive Officer)

/s/	David DeVoe	Director	September 1, 2006
David F. DeVoe

/s/	Roger Einiger	Director	September 1, 2006
Roger I. Einiger

/s/	Nathan Gantcher	Director	September 1, 2006
Nathan Gantcher

/s/	Lawrence Jacobs	Director	September 1, 2006
Lawrence A. Jacobs

/s/	Peter Powers	Director	September 1, 2006
Peter J. Powers

/s/	Arthur Siskind	Director	September 1, 2006
Arthur M. Siskind

/s/	Richard Yanowitch	Director	September 1, 2006
Richard Yanowitch