Form 10-Q
period 2006-09-30
NDS GROUP PLC
filed 2006-10-31
CIK 1098074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

or

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

Yes☐ No ☒

As of October 29, 2006, the following shares were outstanding: 14,913,826 Series A ordinary shares, par value $0.01 per share; 42,001,000 Series B ordinary shares, par value $0.01 per share; and, 42,000,002 deferred shares, par value £1 per share.

NDS Group plc

PART I - Financial Information

Item 1. Financial Statements

NDS Group plc
Unaudited Consolidated Statements of Operations

	For the three months ended
	September 30,
(in thousands, except per-share amounts)	2006	2005

Revenue:
Conditional access	$92,847	$83,145
Integration, development & support	18,412	13,834
License fees & royalties	24,350	24,566
New technologies	27,499	20,859
Other	1,054	2,091

Total revenue	164,162	144,495

Cost of goods and services sold (exclusive of items shown separately below):
Smart card costs	(20,819)	(21,625)
Operations & support	(36,931)	(33,679)
Royalties	(3,514)	(2,897)
Other	(971)	(1,622)
Total cost of goods and services sold	(62,235)	(59,823)

Gross margin	101,927	84,672

Operating expenses:
Research & development	(34,666)	(30,104)
Sales & marketing	(7,977)	(7,271)
General & administration	(11,611)	(8,577)
Amortization of other intangibles	(2,417)	(2,338)
Other	(666)	(647)

Total operating expenses	(57,337)	(48,937)

Operating income	44,590	35,735

Other income:
Interest, net	6,012	2,876

Income before income tax expense	50,602	38,611

Income tax expense	(15,514)	(11,506)

Net income	$35,088	$27,105

Net income per share:
Basic net income per share	$0.62	$0.49
Diluted net income per share	$0.61	$0.47

The accompanying notes form an integral part of these unaudited consolidated financial statements.

NDS Group plc
Consolidated Balance Sheets

	As of	As of
	September 30,	June 30,
	2006	2006
(in thousands, except share amounts)	(Unaudited)	(See Note 2)

ASSETS
Current assets:
Cash and cash equivalents	$219,848	$320,636
Short-term investments	286,753	184,401
Accounts receivable, net (inclusive of $88,204 and $74,295 due from related parties)	110,640	97,716
Accrued income	45,750	37,050
Income tax receivable	1,073	1,411
Inventories, net	46,318	39,340
Prepaid expenses	17,805	17,031
Other current assets	3,725	3,650

Total current assets	731,912	701,235

Property, plant & equipment, net	46,073	46,239
Goodwill	67,435	66,917
Other intangibles, net	44,022	43,299
Deferred tax assets	7,971	7,506
Other receivables	13,450	6,681
Other non-current assets	26,219	25,244

Total assets	$937,082	$897,121

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable (inclusive of $5,882 and $4,228 due to related parties)	$23,486	$26,966
Deferred income	47,400	45,492
Accrued payroll costs	19,383	26,647
Accrued expenses	26,157	26,245
Income tax liabilities	23,774	19,039
Other current liabilities	14,480	16,762

Total current liabilities	154,680	161,151

Accrued expenses	35,061	33,747
Deferred income	141,248	134,529

Total liabilities	330,989	329,427

Commitments and contingencies
Shareholders’ equity:
Series A ordinary shares, par value $0.01 per share: 48,000,000 shares authorized;
14,905,323 and 14,873,262 shares outstanding as of September 30, and June 30, 2006, respectively	149	148
Series B ordinary shares, par value $0.01 per share: 52,000,000 shares authorized;
42,001,000 shares outstanding as of September 30, and June 30, 2006, respectively	420	420
Deferred shares, par value £1 per share: 42,000,002 shares authorized
and outstanding as of September 30, and June 30, 2006, respectively	64,103	64,103
Additional paid-in capital	537,615	534,668
Accumulated deficit	(44,533)	(79,621)
Other comprehensive income	48,339	47,976

Total shareholders’ equity	606,093	567,694

Total liabilities and shareholders’ equity	$937,082	$897,121

The accompanying notes form an integral part of these unaudited consolidated financial statements.

NDS Group plc

Unaudited Consolidated Statements of Cash Flows

	For the three months ended
	September 30,
(in thousands)	2006	2005

Operating activities:
Net income	$35,088	$27,105

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,376	3,837
Amortization of other intangibles	2,417	2,338
Stock option-based compensation	2,315	977
Other compensation cost	176	─
Change in operating assets and liabilities, net of acquisitions:
Inventories	(6,978)	2,455
Receivables and other assets	(29,538)	(31,498)
Deferred income	8,627	5,673
Accounts payable and other liabilities	(8,205)	(45)

Net cash provided by operating activities	8,278	10,842

Investing activities:
Capital expenditure	(4,077)	(9,049)
Proceeds from sale of property, plant and equipment	27	292
Short-term investments	(102,352)	─
Business acquisitions, net of cash acquired	(3,634)	(2,922)

Net cash used in investing activities	(110,036)	(11,679)

Financing activities:
Issuance of shares (inclusive of realized excess tax benefits of $27 and $─)	634	2,797

Net (decrease) increase in cash and cash equivalents	(101,124)	1,960

Cash and cash equivalents, beginning of period	320,636	339,791
Exchange movements	336	274

Cash and cash equivalents, end of period	$219,848	$342,025

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

Note 2. Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, the consolidated operating results and the consolidated cash flows as of, and for the periods shown. The unaudited consolidated results of operations for the three month period ended September 30, 2006 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2007.

These interim unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2006 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 1, 2006. Financial information as of June 30, 2006 has been derived from those audited consolidated financial statements.

These interim consolidated financial statements are unaudited and do not constitute statutory results as defined in Section 240 of the Companies Act 1985 of Great Britain. U.K. statutory accounts for the fiscal year ended June 30, 2006, which include parent company financial statements prepared under U.K. generally accepted accounting practice and consolidated financial statements prepared under International Financial Reporting Standards, and on which the auditors’ reports were unqualified, have been distributed to shareholders.

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

The Company maintains a 52-53 week fiscal year ending on the Sunday nearest to each reporting date. As such, all references to September 30, 2006 and September 30, 2005 relate to the three month periods ended October 1, 2006 and October 2, 2005, respectively. For convenience purposes, the Company continues to date its financial statements as of September 30th.

All amounts are presented in thousands, except share and per share amounts or unless otherwise noted.

Recent accounting pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes,” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of July 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. The Company has not determined the effect, if any; the adoption of FIN 48 will have on the Company's financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 will become effective for the Company as of the fiscal year ending June 30, 2007. The Company is currently evaluating what effects the adoption of SFAS No. 158 will have on the Company’s results of operations and financial condition.

Note 3. Comprehensive income

Comprehensive income comprises net income, foreign currency translation adjustments and certain pension adjustments. The components of comprehensive income were as follows:

	For the three months ended
	September 30,
(in thousands)	2006	2005
Net income	$35,088	$27,105
Currency translation differences (no tax effect)	363	(21)

Comprehensive income	$35,451	$27,084

Note 4. Net income per share

Net income per share is calculated as net income divided by the weighted average number of ordinary shares in issue in each period. The interests of ordinary shareholders may be diluted due to the existence of stock options granted to employees. The dilutive effect of potential shares has been calculated using the treasury stock method and as such, is a function of the average share price in each period. The Company’s Series A ordinary shares, par value $0.01 per share (“Series A Ordinary Shares”) and Series B ordinary shares, par value $0.01 per share (“Series B Ordinary Shares”) have equal rights except in respect of voting, and as such have equal weighting in the calculation of net income per share and equal net income per share.

The numerator for the calculations of net income per share is net income. The denominator for the calculations is the weighted average number of ordinary shares, as follows:

	For the three months ended
	September 30,
	2006	2005
Weighted average number of ordinary shares in issue	56,889,675	55,419,452
Effect of dilutive stock options	886,532	1,890,149

Denominator for dilutive net income per share	57,776,207	57,309,601

Note 5. Short-term investments

The short-term investment balance at September 30, 2006 and June 30, 2006 was comprised of cash deposits at banks with an original term of six months.

Note 6. Inventories

	As of	As of
	September 30,	June 30,
(in thousands)	2006	2006

Unprocessed smart cards and their components	$45,073	$37,579
Other smart card inventory	2,095	2,731
Inventory reserves	(2,874)	(2,511)

	44,294	37,799
Contract work-in-progress	2,024	1,541

Total inventories	$46,318	$39,340

Unprocessed smart cards and their components are considered to be in the state of work-in-progress. Other smart card inventory represents smart cards shipped to customers but for which revenue had not been recognized as of the balance sheet date.

Note 7. Accounts receivable

	As of	As of
	September 30,	June 30,
(in thousands)	2006	2006

Gross amount due	$113,897	$98,840
Less valuation reserves	(3,257)	(1,124
	$110,640	$97,716

Note 8. Deferred income

	As of	As of
	September 30,	June 30,
(in thousands)	2006	2006

Deferred security fees	$145,108	$134,129
Advance receipts and other deferred income	43,540	45,892

Total deferred income	$188,648	$180,021

Included within current liabilities	$47,400	$45,492
Included within non-current liabilities	141,248	134,529
	$188,648	$180,021

Note 9. Related party transactions

The Company conducts business transactions with News Corporation and its subsidiaries and affiliates. These entities are considered to be related parties. Agreements covering arrangements between News Corporation or its subsidiaries or affiliates and the Company are entered into in the context of two entities over which a third entity exercises significant influence or control. There can be no assurance, therefore, that each of the agreements, the transactions provided for therein or any amendments thereof will be effected on terms at least as favorable to the Company as could have been obtained from unaffiliated third parties. Any new contracts with related parties or significant amendments to such contracts are approved by the Audit Committee (the “Audit Committee”) of the Company’s Board of Directors (the “Board”).

These transactions are of three main types: the provision by the Company of technology and services for digital pay-television systems; the payment by the Company of royalties for the use of certain intellectual property rights; and, the receipt by the Company of some administration and finance services.

a)    Provision of technology and services

Technology and services for digital pay-television platform operators are supplied to affiliates and subsidiaries of News Corporation. The principal related parties to whom the Company supplied such services are BSkyB, DIRECTV, DIRECTV Latin America, Sky Brasil, Sky Mexico, FOXTEL, Sky Network Television and Tata Sky (all of which are affiliates of News Corporation), and SKY Italia and STAR TV (both of which are subsidiaries of News Corporation).

Revenue recognized from such related parties was as follows:

	For the three months ended
	September 30,
(in thousands)	2006	2005

Revenue from related parties	$132,203	$111,322

Included within the consolidated balance sheets are the following amounts in respect of normal sales transactions with related parties:

	As of	As of
	September 30,	June 30,
(in thousands)	2006	2006

Accounts receivable	$88,204	$74,295
Accrued income	30,145	25,434
Deferred income	(162,875)	(160,196)

b)    Royalty payments

A royalty is payable to a related party in respect of certain intellectual property rights which the Company has licensed for use in certain applications supplied to customers.

The royalty expense in respect of this related party arrangement was as follows:

	For the three months ended
	September 30,
(in thousands)	2006	2005

Royalty expense payable to this related party, included within cost of goods and services sold	$738	$956

Included within the consolidated balance sheets are the following amounts in respect of royalties payable to a related party:

	As of	As of
	September 30,	June 30,
(in thousands)	2006	2006

Accrued expenses	$1,488	$750

c)    Administration and finance services

News Corporation provides services under a Master Intercompany Agreement which provides, among other things, for arrangements governing the relationship between the Company and News Corporation. The consideration for each of the services and other arrangements set forth in the Master Intercompany Agreement is mutually agreed and based upon allocated costs. All such consideration and any material arrangements are subject to the approval of the Audit Committee. The services covered by the Master Intercompany Agreement include cash management and financing, services of News Corporation employees, facility arrangements, and employee matters, including pensions and certain other services.

Administration fees charged to the Company in respect of these services were as follows:

	For the three months ended
	September 30,
(in thousands)	2006	2005

Administration fees charged to the Company by related parties	$59	$64

As part of these administration and finance services, News Corporation pays certain costs (principally certain payroll, legal and property expenses) on behalf of the Company. The Company reimburses News Corporation for such payments, typically the month following that in which the payment was made by News Corporation. Included within the consolidated balance sheets are the following amounts which were owed to News Corporation in respect of administrative services and other costs paid by News Corporation on behalf of the Company:

	As of	As of
	September 30,	June 30,
(in thousands)	2006	2006

Accounts payable	$5,882	$4,228

d)    Other

The Company has a short-term loan facility of £30 million (approximately $56 million) from News Corporation. The facility has no expiry date and no amounts were drawn down as of September 30, 2006 or June 30, 2006. The facility is considered to be adequate for the Company’s needs.

The Company has entered into cross-guarantees with HSBC Bank plc, providing mutual guarantees with other subsidiaries of News Corporation for amounts owed to the bank under a collective overdraft facility of £20 million (approximately $37 million). News Corporation has indemnified the Company against any liabilities which the Company may be required to pay under these cross-guarantees. Management has been informed by News Corporation that no amounts were owed to HSBC Bank plc as of September 30, 2006 or June 30, 2006 which would be covered by these guarantees.

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

On October 24, 2005, the Company filed its Amended Answer with Counterclaims, alleging that Echostar misappropriated the Company’s trade secrets, violated the Computer Fraud and Abuse Act and engaged in unfair competition. On November 8, 2005, Echostar moved to dismiss the Company’s counterclaims for conversion and claim and delivery, arguing that these claims were preempted and time-barred. Echostar also moved for a more definite statement of the Company’s trade secret misappropriation claim. On December 8, 2005, the court granted in part and denied in part Echostar’s motion to dismiss and for a more definite statement, but granted the Company leave to file amended counterclaims. On December 13, 2005, the Company filed a Second Amended Answer with Counterclaims, which Echostar answered on December 27, 2005. The court has set this case to go to trial in April 2008.

The International Electronic Technology Corp. Litigation

On April 18, 1997, International Electronic Technology Corp. (“IETC”) filed suit in the United States District Court for the Central District of California against the Company’s customers, Hughes, DIRECTV, Inc. and Thomson Consumer Electronics, Inc., alleging infringement of one U.S. patent and seeking unspecified damages and injunction.

Although not a party to this case, the Company has assumed the defense and agreed to indemnify the named defendants. The defendants have raised defenses, including non-infringement and invalidity. On September 22, 2005, the court issued an order construing certain terms in the patent as a matter of law, after an extensive delay due to the death of two judges previously assigned to the case. Following receipt of the claim construction order, defendants notified IETC that they intended to file a motion for summary judgment of non-infringement based on the claim construction. During a status conference with the court on January 9, 2006, IETC requested that defendants’ motion be deferred to permit it to seek additional document discovery. The court denied this request, and ordered IETC to make its request in response to defendants’ summary judgment motion. Defendants’ motion for summary judgment was filed on January 30, 2006. On March 9, 2006, the court granted defendants’ motion, and judgment for defendants was entered on March 24, 2006. IETC has filed a notice of appeal to the United States Court of Appeals for the Federal Circuit, and served its appeal brief in late June 2006. The defendants filed their brief in opposition on September 6, 2006 and IETC filed their reply brief on October 4, 2006. The oral hearing date has not yet been set.

Sogecable Litigation

On July 25, 2003, Sogecable, S.A. and its subsidiary Canalsatellite Digital, S.L., Spanish satellite broadcasters and customers of Canal+ Technologies SA (together, “Sogecable”), filed an action against the Company in the United States District Court for the Central District of California. Sogecable filed an amended complaint on October 9, 2003, which purported to allege claims for violation of the DMCA and the federal RICO statute. The amended complaint also purported to allege claims for interference with contract and prospective business advantage. The complaint sought injunctive relief, unspecified compensatory and exemplary damages and restitution. On December 22, 2003, all of the claims were dismissed by the court. Sogecable filed a second amended complaint. The Company filed a motion to dismiss the second amended complaint on March 31, 2004. On August 4, 2004, the court issued an order dismissing the second amended complaint in its entirety. Sogecable had until October 4, 2004 to file a third amended complaint. On October 1, 2004, Sogecable notified the court that it would not be filing a third amended complaint, but would appeal the court’s entry of final judgment dismissing the suit to the United States Ninth Circuit Court of Appeals. Sogecable has filed a brief on appeal. The Company’s opposition was filed on August 22, 2005, and Sogecable filed its reply on September 6, 2005. The court has scheduled oral arguments for November 14, 2006.

Barry Thomas litigation

On November 28, 2005, Barry W. Thomas filed a complaint alleging infringement of United States Patent No. 4,777,354 by DIRECTV, Inc., its parent The DIRECTV Group, Inc., and the National Rural Telecommunications Cooperative in the United States Distinct Court for the Western District of North Carolina, Charlotte Division, captioned “Barry W. Thomas v. DIRECTV, Inc., et al., No. 3:05CV496-K (W.D.N.C.).” Although not a party to this case, the Company has assumed a share in the cost of DIRECTV, Inc.’s defense. The asserted patent expired on January 27, 2006.

On February 24, 2006, Mr. Thomas voluntarily dismissed his complaint against The DIRECTV Group, Inc., but not his complaint against DIRECTV, Inc. On February 27, 2006, DIRECTV, Inc. filed an Answer and Counterclaims where, among other things, DIRECTV, Inc. denied Mr. Thomas’s allegations of infringement and alleged that the patent is invalid, unenforceable, and that Mr. Thomas’s cause of action is barred by the equitable doctrine of laches. The case is currently in the discovery phase, with no schedule for pretrial proceedings or a trial date set by the Court, although the Court has scheduled a patent claim construction hearing for November 17, 2006. The Company believes Mr. Thomas’s claims are without merit and intends to vigorously defend itself in this matter. DIRECTV Inc. filed a motion for summary judgment barring pre-suit damages based on its laches defense on September 12, 2006. On September 26, 2006, Mr. Thomas filed his opposition to DIRECTV, Inc.’s summary judgment motion. DIRECTV, Inc. has filed its reply memorandum in support of its laches summary judgment motion, and the matter now awaits decision by the Court.

b)  Guarantees

In the normal course of business, the Company provides indemnification agreements of varying scopes, including limited product warranties and indemnification of customers against claims of intellectual property infringement made by third parties arising from the use of our products or services. The nature of these commitments has been considered in determining the revenues and costs recognized in these financial statements. Costs are accrued for known warranty and indemnification issues if a loss is probable and can be reasonably estimated. Historically, costs related to these warranties and indemnification agreements have not been significant, but because potential future costs are highly variable, the Company is unable to estimate the maximum potential impact of these guarantees on the Company’s future results of operations.

c) Other

The nature of the Company’s business is such that it may be subject to claims by third parties alleging infringements of various intellectual property rights. Such claims are vigorously defended. Where a liability arising from these claims is probable, an accrual is made based on management’s best estimate. It is not considered that any resulting liability in excess of amounts recognized in these consolidated financial statements would materially affect the Company’s financial position.

Amounts payable by the Company under certain contracts are subject to audit rights held by third parties and the terms of such contracts may be open to subjective interpretation. The Company settles its liabilities under such contracts based on its assessment of the amounts due; however, it may be subject to claims that the amounts paid are incorrect. It is not considered that any resulting liability in excess of amounts recognized in these consolidated financial statements would materially affect the Company’s financial position.

Note 11. Stock option plans

The following amounts have been recorded in the consolidated financial statements concerning the Company’s stock option plans:

	For the three months ended
	September 30,
(in thousands)	2006	2005

Total intrinsic value of options exercised	$844	$4,711

Stock-based compensation cost included within the consolidated statement of operations:
Operating expenses	$2,315	$977
Tax benefit	(361)	(127

Net of tax amount	$1,954	$850

Cash received from exercise of stock options	$607	$2,797

Excess tax benefit from exercise of stock options	$27	$800

As of September 30, 2006, the total compensation cost related to non-vested stock option awards not yet recognized was approximately $24.4 million and the period over which it is expected to be recognized is 3.3 years. The Board may grant additional stock options or other equity-based compensation, which would result in additional operating expenses being recorded in future periods.

Note 12. Pension expense

The elements of expense related to the defined benefit scheme which the Company operates are as follows:

	For the three months ended
	September 30,
(in thousands)	2006	2005

Service cost	$51	$45
Interest cost	304	245
Expected return on plan assets	(251)	(207)
Amortization of unrecognized net loss	147	146
	$251	$229

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This document contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of NDS Group plc (the “Company”), its directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations. Readers of this document are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Those risks and uncertainties are discussed under Item 1A. Risk Factors of Part II of this Quarterly Report on Form 10-Q, in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 as filed with the Securities and Exchange Commission (“SEC”) on September 1, 2006 (SEC file no. 0-30364), as well as the information set forth elsewhere in this Quarterly Report. The Company does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review other documents filed by the Company with the SEC. This section should be read in conjunction with the unaudited consolidated financial statements of the Company and related notes set forth elsewhere herein.

Introduction

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of our financial condition, changes in financial condition and results of operations, and is organized as follows:

•
Overview of our business ─ This section provides a general description of our business and developments that have occurred during fiscal 2007 that we believe are important in understanding the results of operations and financial condition or to disclose known future trends.

•
Results of operations ─ This section provides an analysis of our results of operations for the three month periods ended September 30, 2006 and 2005. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•
Liquidity and capital resources ─ This section provides an analysis of our cash flows for the three month periods ended September 30, 2006 and 2005. It includes a discussion of the financial capacity available to fund our future commitments and obligations, as well as a discussion of other financing arrangements.

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

Our customers consist of a limited number of large digital pay-television platform operators who are introducing, marketing and promoting products and services that utilize our technology. We currently derive, and we expect to continue to derive, a significant portion of our revenues from a limited number of large customers. Our three largest customers are DIRECTV in the United States, BSkyB in the United Kingdom and Sky Italia in Italy. Together, these three customers contributed, directly and indirectly, approximately 65% of our revenues in the three month period ended September 30, 2006. We expect that a limited number of customers will continue to contribute a significant portion of our revenues.

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

We distinguish between revenues from “established technologies” and revenues from “new technologies”. We categorize as revenues from established technologies our revenue from conditional access, middleware and program guide technologies and fees from the customization and integration of those technologies into head-end systems and set-top boxes. Revenues from these technologies are allocated between the three different revenue streams identified above. We aggregate under our separate new technologies revenue stream all revenues which we derive from digital video recording (“DVR”) technologies, technologies involving the distribution of video content over broadband networks (“IPTV”), interactive infrastructure and applications, and games and gaming. As our business develops, we will consider whether these groupings of revenue remain appropriate.

Costs and expenses

Our costs and expenses consist of: physical and processing costs of smart cards; personnel, travel and facilities costs; royalties paid for the right to use and sub-license certain intellectual property rights owned by third parties; and, the amortization of intangible assets, such as intellectual property rights which we have acquired for incorporation within our technologies.

The physical costs of smart cards include the costs of the integrated circuits manufactured by third party suppliers, the micro-module which houses the computer chips and the plastic body of the smart cards. We do not manufacture smart cards, but our engineers design computer chips which are embedded into the smart cards. We arrange for the computer chips to be manufactured and assembled by third party suppliers. Smart card costs are dependent upon the costs of raw materials, including the cost of computer chips, plastic and assembly, and the quantity of smart cards purchased and processed in any period.

Personnel and facilities costs are allocated into four categories: operations, research and development, sales and marketing, and general and administration. We have employees and facilities in the United Kingdom, the United States, Israel, India, France, Denmark, South Korea, China and Australia.

We classify operations costs as part of cost of goods and services sold. Operations costs include the costs of personnel and related costs, including an allocation of facilities costs, associated with our customer support and with the integration and development activities undertaken under a customer contract. Operations costs include the costs of operating our two smart card processing plants, including the depreciation of our smart card processing equipment.

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

General and administration costs consist primarily of executive and other personnel, facilities, legal and administration costs.

Recent accounting pronouncements

Income taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes,” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of July 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. The Company has not determined the effect, if any; the adoption of FIN 48 will have on the Company's financial position and results of operations.

Defined benefit pension plan obligations

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 will become effective for the Company as of the fiscal year ending June 30, 2007. The Company is currently evaluating what effects the adoption of SFAS No. 158 will have on the Company’s results of operations and financial condition.

Results of operations

Commentary on the three month period ended September 30, 2006

Revenue

Revenue for the periods under review was as follows:

	For the three months ended
	September 30,
(in thousands)	2006	2005	Change	% Change

Conditional access	$92,847	$83,145	$9,702	12%
Integration, development & support	18,412	13,834	4,578	33%
License fees & royalties	24,350	24,566	(216)	(1%)
New technologies	27,499	20,859	6,640	32%
Other	1,054	2,091	(1,037)	**

Total revenue	$164,162	$144,495	$19,667	14%

────────
**: Not meaningful.

The increase in conditional access revenues was due to higher security fees and a higher volume of smart cards delivered to customers. Higher security fees arise from increases in the number of authorized smart cards in use at our broadcast platform customers, which have grown as follows:

	For the three months ended
	September 30,
(in millions)	2006	2005

Number of authorized cards, beginning of period	65.0	56.7
Net additions	1.6	1.8

Number of authorized cards, end of period	66.6	58.5

The increase in the number of smart cards delivered in the three month period ended September 30, 2006, compared to the corresponding period in the previous fiscal year, reflects higher demand from customers in Asia and the United States and deliveries to new customers in Europe and India. The quantity of smart cards delivered in each period was as follows:

	For the three months ended
	September 30,
(in millions)	2006	2005

Number of smart cards delivered	6.7	5.5

The volume of smart cards supplied exceeded the increase in authorized smart cards in use due to a mixture of churn and by the build-up of inventory by platform operators.

Integration, development and support revenues increased by 33% in the three month period ended September 30, 2006, compared to the corresponding period of the previous fiscal year. This increase was primarily due to revenues from our contract with Tata-Sky, which commenced broadcasting to subscribers in India in August 2006. The increase was also due to revenues from new customers in Europe and from the delivery of conditional access and middleware enhancements to several of our major customers.

License fee and royalty revenues decreased by 1% in the three month period ended September 30, 2006, compared to the corresponding period of the previous fiscal year. The increase in the cumulative number of MediaHighway-enabled set-top boxes in each period was as follows:

	For the three months ended
	September 30,
(in millions)	2006	2005

Number of MediaHighway-enabled set-top boxes, beginning of period	41.6	20.4
Additions	3.1	6.3

Number of MediaHighway-enabled set-top boxes, end of period	44.7	26.7

The volume of MediaHighway set-top boxes enabled in the three month period ended September 30, 2006 relates to new set-top boxes deployed by our customers. The volume of MediaHighway set-top boxes enabled during the first quarter of fiscal 2006 was unusually high, as DIRECTV commenced the initial download of our MediaHighway middleware and related technologies to certain models of set-top boxes in use by their subscribers. The decline in royalty revenues was offset in part by the recognition of license revenue following the launch of the Tata-Sky broadcast platform in India in August 2006.

The increase in revenues from new technologies of 32% in the three month period ended September 30, 2006, compared to the corresponding period of the previous fiscal year, was due to higher revenues from our DVR technologies, as well as an increase in revenue from our Synamedia IPTV technologies, interactive infrastructure and gaming applications. The increase in the cumulative number of DVR-enabled set-top boxes in each period was as follows:

	For the three months ended
	September 30,
(in millions)	2006	2005

Number of DVR-enabled set-top boxes, beginning of period	3.5	1.4
Additions	0.7	0.3

Number of DVR-enabled set-top boxes, end of period	4.2	1.7

In addition to the matters referred to above, comparisons of revenues for the three month period ended September 30, 2006 to the three month period ended September 30, 2005 were also affected by the relative weakness of the U.S. dollar over the course of the three month period ended September 30, 2006. Approximately 45% of our revenues were denominated in currencies other than the U.S. dollar (principally pounds sterling and the euro). We estimate that the weaker U.S. dollar has favorably impacted our total reported revenues for the three month period ended September 30, 2006 by approximately 2%, compared to the three month period ended September 30, 2005.

Cost of goods and services sold and gross margin

Cost of goods and services sold and gross margin for the periods under review were as follows:

	For the three months ended
	September 30,
(in thousands)	2006	2005	Change	% Change

Smart card costs	$20,819	$21,625	$(806)	(4%)
Operations & support	36,931	33,679	3,252	10%
Royalties	3,514	2,897	617	21%
Other	971	1,622	(651)	**

Total cost of goods and services sold	$62,235	$59,823	$2,412	4%

Gross margin	$101,927	$84,672	$17,255	20%

Gross margin as a percentage of revenues	62.1%	58.6%	3.5%
────────
**: Not meaningful.

We consider that gross margin, defined as revenues less costs and expenses associated with those revenues (i.e., cost of goods and services sold), is an important measure for our management and investors. We consider that it gives a measure of profitability that distinguishes between those costs which are broadly a function of direct revenue-earning activities and costs which are of a general nature or which are incurred in the expectation of being able to earn future revenues. Cost of goods and services sold excludes charges in respect of the amortization of intellectual property rights and other finite-lived intangibles which we have acquired.

The decrease in smart card costs in the three month period ended September 30, 2006, compared to the corresponding period of the previous fiscal year, was due to the lower unit costs, offset in part by higher deliveries of smart cards. Operations costs include employee and facilities costs related to smart card processing, customer support and development projects undertaken under customer contracts. The increase in operations and support costs in the three month period ended September 30, 2006, compared to the corresponding period of the previous fiscal year, was due to an increase in the number of our employees working on development, integration and support activities for our customers. Royalty costs are amounts we pay to third parties for the use of their technology and are calculated based on revenues derived from certain technologies. The increase in royalty expense for fiscal 2007, compared to fiscal 2006, was due to changes in the mix of revenues from different types of applications, principally an increase in revenues from conditional access applications.

As a consequence of these factors, gross margin as a percentage of revenues was 62.1% for the three month period ended September 30, 2006, compared to 58.6% in the corresponding period of the previous fiscal year.

Operating expenses

Operating expenses for the periods under review may be analyzed as follows:

	For the three months ended
	September 30,
(in thousands)	2006	2005	Change	% Change

Research & development	$34,666	$30,104	$4,562	15%
Sales & marketing	7,977	7,271	706	10%
General & administration	11,611	8,577	3,034	35%
Amortization of intangibles	2,417	2,338	79	3%
Other	666	647	19	3%

Total operating expenses	$57,337	$48,937	$8,400	17%

Our main operating costs are employee costs (including the cost of stock option awards), facilities costs, depreciation and travel costs. These have increased due to the higher number of employees and the facilities occupied by those employees, and include the impact of investments made in new facilities and infrastructure during the latter part of fiscal 2006.

Our employee numbers (including contractors) have increased over the period under review, as follows:

	For the three months ended
	September 30,
	2006	2005
Number of employees, beginning of period	2,989	2,508
Net additions	100	132

Number of employees, end of period	3,089	2,640

Higher employee numbers have resulted in higher operating expenses in the three month period ended September 30, 2006, compared to the corresponding period in the previous fiscal year, due to higher payroll, travel and facilities costs.  Research and development expenses increased for the three month period ended September 30, 2006, compared to the corresponding period of the previous fiscal year, due to higher employee costs and infrastructure costs which was partially offset by a $5.5 million grant from the French government as a consequence of being engaged in certain eligible research projects. In the corresponding period of the previous period, the Company received an equivalent grant of $5.3 million.

Sales and marketing expenses increased by 10% in the three month period ended September 30, 2006 compared to the corresponding period of the previous fiscal year as a result of increased attendance at trade shows and corporate communications activities.

General and administrative expenses increased by 35% for the three month period ended September 30, 2006, compared to the corresponding period of the previous fiscal year. This is due to higher costs in respect of stock options, higher legal expenses and higher facilities and infrastructure costs.

Amortization of finite-lived intangible assets increased by 3% for the three month period ended September 30, 2006, to the corresponding period of the previous fiscal year. Other income credited to operating expenses represents gains on the revaluation of foreign currency cash holdings

In addition to the matters referred to above, comparisons of expenses for the three month period ended September 30, 2006, compared to the three month period ended September 30, 2005, were also affected by the relative weakness of the U.S. dollar. Approximately 49% of our total expenses were denominated in currencies other than the U.S. dollar (principally pounds sterling and the euro). We estimate that the weaker U.S. dollar has adversely impacted our total reported expenses in the three month period ended September 30, 2006 by approximately 2%, compared to the three month period ended September 30, 2005.

Operating income and other items

As a result of the factors outlined above, operating income was $44.6 million, or 27.2% of revenue, for the three month period ended September 30, 2006, compared to $35.7 million, or 24.7% of revenue, for the corresponding period of the previous fiscal year. We estimate that the weaker U.S. dollar has favorably impacted our operating income in the three month period ended September 30, 2006 by approximately 2%, compared to the three month period ended September 30, 2005.

Interest income earned on cash deposits was $6.0 million in the three month period ended September 30, 2006, compared to $2.9 million in the corresponding period of the previous fiscal year. This was due to higher average cash balances and higher interest rates.

Our effective tax rate was 30.7% for the three month period ended September 30, 2006, compared to 29.8% for the corresponding period in the previous fiscal year. This increase in the effective rate was due to higher foreign taxes.

As a consequence of all these factors, net income for the three month period ended September 30, 2006 was $35.1 million, or $0.62 per share ($0.61 per share on a diluted basis), compared to $27.1 million, or $0.49 per share ($0.47 per share on a diluted basis), for the corresponding period of the previous fiscal year.

Liquidity and capital resources

Current financial condition

Our principal source of liquidity is internally generated funds. We also have access to the worldwide capital markets.

As of September 30, 2006, we had cash, cash equivalents and short-term investments totaling $506.6 million. Our accumulated cash is being held with the intention of using it for the future development of the business and there are currently no plans to pay any dividends to shareholders. We believe that we have sufficient working capital resources for our present requirements. Our internally generated funds are dependent on the continued profitability of our business. As of September 30, 2006, we had an unused credit facility to borrow up to £30 million (approximately $56 million) from a subsidiary of News Corporation. No amounts have been drawn under this facility.

The principal uses of cash that affect the Company’s liquidity position include purchases of smart cards, operational expenditures, capital expenditures, acquisitions and income tax payments.

Sources and uses of cash

During the three month period ended September 30, 2006, we invested $102.4 million in bank deposits with an initial maturity of more than three months. As a result of this, we had a net outflow of cash and cash equivalents of $101.1 million, compared to a net cash inflow of $2.0 million in the corresponding period of the previous fiscal year.

Net cash provided by operating activities was as follows:

	For the three months ended
	September 30,
(in thousands)	2006	2005

Net cash provided by operating activities	$8,278	$10,842

The decrease in net cash provided by operating activities in the three month period ended September 30, 2006, compared to the corresponding period of the previous fiscal year, reflects higher payments for the purchase of smart cards, higher payments for operating expenses and higher tax payments, offset in part by higher receipts from customers. Net cash provided by operating activities includes receipts under security maintenance contracts where we have assumed the liability to procure and supply changeover cards in future periods. These arrangements will result in higher cash payments for the purchase of smart cards in future periods.

	For the three months ended
	September 30,
(in thousands)	2006	2005

Capital expenditure	$4,077	$9,049
Proceeds from sale of property, plant and equipment	(27)	(292)
Payments for business acquisitions	3,634	2,922
Increase in short-term investments	102,352	─

Net cash used in investing activities	$110,036	$11,679

The decrease in capital expenditure was as a result of higher payments in the corresponding period of the previous fiscal year relating to investment in new facilities in the United Kingdom, India and the United States.

On September 29, 2006, we acquired Interactive Television Entertainment ApS, a company based in Copenhagen, Denmark, which specializes in the development of video games published on multiple gaming platforms, for cash consideration of approximately $1.8 million. We also assumed debt of approximately $1.2 million, which we repaid in early October 2006. In addition, during the three month period ended September 30, 2006, we paid approximately $1.8 million of additional consideration related to the acquisition of NT Media Limited (“NT Media”). In fiscal 2006, we acquired NT Media for initial cash consideration and costs totaling $3.1 million, net of cash acquired. Further payments may be made under the terms of the acquisition agreement up to a maximum of approximately $4.3 million over the next three years. As of September 30 2006, we have paid a total of $1.8 million in conditional consideration and accrued a further $0.6 million.

During the three month period ended September 30, 2006, we invested a further portion of our cash with banks on deposit for terms of up to six months, bringing the total amount invested as bank deposits with an initial term of more than three months to $286.8 million as of September 30, 2006.

Net cash generated by financing activities was as follows:

	For the three months ended
	September 30,
(in thousands)	2006	2005

Issuance of shares	$607	$2,797
Excess tax benefits realized on exercise of stock options	27	─

Net cash generated by financing activities	$634	$2,797

During the three month period ended September 30, 2006, 32,061 of our Series A ordinary shares, par value $0.01 per share (“Series A Ordinary Shares”), were issued to employees upon the exercising of their stock options. This compares to 207,676 Series A Ordinary Shares issued to employees upon the exercising of their stock options in the corresponding period of the previous fiscal year. Certain stock option exercises result in a tax benefit higher than the amounts recorded in the consolidated statement of operations. Such tax benefits are shown as a financing cash flow to the extent that they are realized.

We have evaluated, and expect to continue to evaluate, possible acquisitions and dispositions of certain businesses. Such transactions may be material and may involve cash, our securities and/or the assumption of indebtedness.

Commitments and contractual obligations

There has been no material change to our commitments since June 30, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The only significant financial market risk to which we are exposed is to changes in foreign exchange rates. We operate in international markets and have operational presence in several countries. Accordingly, our costs and revenues are denominated in a mixture of U.S. dollars, pounds sterling and the euro. Historically, we have not entered into free-standing derivative contracts to hedge foreign exchange exposure arising from operating activities. We expect to review this policy from time to time as circumstances change. We had no derivative instruments outstanding as of September 30, 2006.

In certain countries in which we have operations, principally Israel, we are obligated to make severance payments to employees leaving employment in most circumstances. The amount of the severance payment is based on the latest monthly salary for each year of service. The severance payment obligations are funded by payments to third party investment managers under approved plans. The liability is recorded gross and a separate asset is recorded equal to the market value of the funds held by third party investment managers. The obligation in the consolidated balance sheet as of September 30, 2006 was $31.7 million. The value of funds held by third party investment managers as of September 30, 2006 was $26.2 million and is included within the consolidated balance sheet as other non-current assets. The bulk of the arrangements relates to our Israeli employees. Because the gross liability reflects the contracts of employment, it is denominated in U.S. dollars, whereas the amount funded by investment funds is regulated by the Israeli Government and is denominated in Israeli shekels. Accordingly, the difference between the gross liability and the investment fund assets is subject to fluctuations depending on the relative values of the U.S. dollar and Israeli shekel.

As of September 30, 2006, approximately 83% of our cash and short-term investments were held in U.S. dollars and 8% in pounds sterling, with most of the rest being in euro. Our policy is to hold cash in U.S. dollar bank deposits and to hold cash in other currencies to the extent that our cash flow projections indicate that we have need for those other currencies. Therefore, our reported cash balances are subject to fluctuations in foreign exchange rates. As a result of fluctuations in exchange rates, we have experienced gains on holding cash of $0.3 million in both of the three month periods ended September 30, 2006 and 2005.

Item 4. Controls and Procedures

a)    Disclosure controls and procedures

The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on such evaluation, the Company’s Chairman and Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

b)    Internal control over financial reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s first quarter of fiscal 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our growth has depended historically on large digital satellite broadcasters introducing, marketing and promoting products and services that utilize our technology. We currently derive, and we expect to continue to derive, a significant portion of our revenues from a limited number of large customers. Our three largest customers are DIRECTV in the United States, BSkyB in the United Kingdom and Sky Italia in Italy. During the three month period ended September 30, 2006, these three customers accounted directly and indirectly for approximately 65% of our total revenues. We expect that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues, although the particular customers may vary from period to period. If a large customer purchases significantly less of our products or services, defers or cancels orders, or terminates its relationship with us, our revenues could decline significantly and as a result, our business, operating results and financial condition could be materially adversely affected.

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

New accounting pronouncements or a change in how GAAP is interpreted or applied to our business could have a significant effect on our reported results. Our accounting policies that recently have been or may in the future be affected by changes in the accounting rules include revenue recognition, accounting for stock-based compensation, accounting for income taxes and accounting for pension and other postretirement plans.

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

A risk inherent in our international operations is the exposure to fluctuations in currency exchange rates. Certain of our customers have contracts denominated in pounds sterling or in euro. During the three month period ended September 30, 2006, approximately 27% of our revenues were denominated in pounds sterling and a further 17% were denominated in euro. Some of our smart card costs and our operating expenses are denominated in pounds sterling and euro. During the three month period ended September 30, 2006, we estimate that approximately 31% of our total cost of sales and operating expenses were denominated in pounds sterling and a further 18% were denominated in euro. As a result, we are exposed to fluctuations in exchange rates which may have a material adverse effect on our business, operating results and financial condition.

Additionally, although most of our contracts with customers in Latin America, India and the Asia-Pacific region are denominated in U.S. dollars, those customers are affected by fluctuations in their local currencies and by exchange control regulations which may restrict their ability to remit payments to us.

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

We are controlled by News Corporation. As of September 30, 2006, News Corporation beneficially owned approximately 73.8% of our total issued and outstanding share capital. Because News Corporation beneficially owns 100% of our Series B ordinary shares, par value $0.01 per share (“Series B Ordinary Shares”), which have ten votes per share (as opposed to our Series A Ordinary Shares which have one vote per share), it controls approximately 96.6% of our voting power. By reason of such ownership, News Corporation is able to control the composition of our entire Board of Directors and to control the votes on all other matters submitted to a vote of our shareholders. Five of our eight current Directors have been appointed by News Corporation, including Dr. Abe Peled, our Chairman and Chief Executive Officer, who is a member of News Corporation’s Executive Management Committee and from time to time is involved in matters pertaining to News Corporation’s wider business interests.

Businesses in which News Corporation has an interest currently account for, and are expected to continue to account for, a significant portion of our revenues. During the three month period ended September 30, 2006, approximately 80% of our total revenues were derived directly from businesses in which News Corporation has an interest. Those businesses include our three largest customers. Although we believe the terms of our contracts with such related parties are no less favorable to us than those that we could obtain from unrelated third parties, we cannot assure you that this is the case.

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

In addition, our Board of Directors has been authorized by shareholders, pursuant to Section 80 of the Companies Act 1985 of Great Britain, to allot relevant securities (including ordinary shares, other equity securities and the right to subscribe for or convert securities) for further issuance for a period expiring November 1, 2010 and, pursuant to Section 95 of the Companies Act 1985 of Great Britain, to allot equity securities for cash on a non-pre-emptive basis without first being required to offer them to existing shareholders. If our Board of Directors were to exercise such authority or if we issued equity securities in connection with possible future business acquisitions, existing shareholders interest may be diluted.

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

Date: October 31, 2006