Form 10-Q
period 2006-12-31
NDS GROUP PLC
filed 2007-01-30
CIK 1098074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Yes    ☐   No   ☒

As of January 28, 2007, the following shares were outstanding: 15,228,681 Series A ordinary shares, par value $0.01 per share; 42,001,000 Series B ordinary shares, par value $0.01 per share; and, 42,000,002 deferred shares, par value £1 per share.

NDS Group plc

PART I - Financial Information

Item 1. Financial Statements

NDS Group plc

Unaudited Consolidated Statements of Operations

	For the three months ended December 31,		For the six months ended December 31,
(in thousands, except per-share amounts)	2006	2005	2006	2005

Revenue:
Conditional access	$98,184	$87,619	$191,031	$170,764
Integration, development & support	12,683	11,860	31,095	25,694
License fees & royalties	23,450	26,941	47,800	51,507
New technologies	28,922	23,047	56,421	43,906
Other	1,823	2,736	2,877	4,827
Total revenue	165,062	152,203	329,224	296,698

Cost of goods and services sold
(exclusive of items shown separately below):
Smart card costs	(19,255)	(23,082)	(40,074)	(44,707)
Operations & support	(38,064)	(34,902)	(74,995)	(68,581)
Royalties	(3,582)	(2,781)	(7,096)	(5,678)
Other	(217)	(1,011)	(1,188)	(2,633)
Total cost of goods and services sold	(61,118)	(61,776)	(123,353)	(121,599)
Gross margin	103,944	90,427	205,871	175,099

Operating expenses:
Research & development	(43,309)	(36,341)	(77,975)	(66,445)
Sales & marketing	(9,314)	(6,734)	(17,291)	(14,005)
General & administration	(11,411)	(10,574)	(23,688)	(19,798)
Amortization of other intangibles	(2,510)	(2,458)	(4,927)	(4,796)
Total operating expenses	(66,544)	(56,107)	(123,881)	(105,044)

Operating income	37,400	34,320	81,990	70,055

Other income:
Interest, net	6,500	3,508	12,512	6,384
Income before income tax expense	43,900	37,828	94,502	76,439

Income tax expense	(13,609)	(11,868)	(29,123)	(23,374)
Net income	$30,291	$25,960	$65,379	$53,065
Net income per share:
Basic net income per share	$0.53	$0.46	$1.15	$0.95
Diluted net income per share	$0.52	$0.45	$1.13	$0.92

The accompanying notes form an integral part of these unaudited consolidated financial statements.

NDS Group plc

Consolidated Balance Sheets

(in thousands, except share amounts)	As of December 31, 2006 (Unaudited)	As of June 30, 2006 (See Note 2)

ASSETS
Current assets:
Cash and cash equivalents	$280,058	$320,636
Short-term investments	203,387	184,401
Accounts receivable, net (inclusive of $87,718 and $74,295 due from related parties)	123,855	97,716
Accrued income	43,931	37,050
Income tax receivable	192	1,411
Inventories, net	50,719	39,340
Prepaid expenses	16,920	17,031
Other current assets	2,565	3,650
Total current assets	721,627	701,235

Property, plant & equipment, net	49,081	46,239
Goodwill	122,398	66,917
Other intangibles, net	70,662	43,299
Deferred tax assets	9,720	7,506
Other receivables	14,098	6,681
Other non-current assets	29,788	25,244
Total assets	$1,017,374	$897,121

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable (inclusive of $3,770 and $4,228 due to related parties)	$17,013	$26,966
Deferred income	79,119	45,492
Accrued payroll costs	21,633	26,647
Accrued expenses	31,450	26,245
Income tax liabilities	24,375	19,039
Other current liabilities	15,786	16,762
Total current liabilities	189,376	161,151

Accrued expenses	39,034	33,747
Deferred income	134,206	134,529
Deferred tax liabilities	4,546	--
Total liabilities	367,162	329,427
Commitments and contingencies
Shareholders' equity:
Series A ordinary shares, par value $0.01 per share: 48,000,000 shares authorized;
15,199,340 and 14,873,262 shares outstanding as of December 31 and June 30, 2006, respectively	152	148
Series B ordinary shares, par value $0.01 per share: 52,000,000 shares authorized;
42,001,000 shares outstanding as of December 31 and June 30, 2006, respectively	420	420
Deferred shares, par value (pound)1 per share: 42,000,002 shares authorized
and outstanding as of December 31 and June 30, 2006, respectively	64,103	64,103
Additional paid-in capital	546,005	534,668
Accumulated deficit	(14,242)	(79,621)
Other comprehensive income	53,774	47,976
Total shareholders' equity	650,212	567,694
Total liabilities and shareholders' equity	$1,017,374	$897,121

The accompanying notes form an integral part of these unaudited consolidated financial statements.

NDS Group plc

Unaudited Consolidated Statements of Cash Flows

	For the six months ended December 31,
(in thousands)	2006	2005

Operating activities:
Net income	$65,379	$53,065
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,120	7,838
Amortization of other intangibles	4,927	4,796
Stock option-based compensation	4,378	1,712
Other compensation cost	399	--
Change in operating assets and liabilities, net of acquisitions:
Inventories	(11,371)	8,545
Receivables and other assets	(38,168)	(53,223)
Deferred income	31,465	22,282
Accounts payable and other liabilities	(6,730)	(568)
Net cash provided by operating activities	59,399	44,447
Investing activities:
Capital expenditure	(10,361)	(15,014)
Proceeds from sale of property, plant and equipment	241	382
Business acquisitions, net of cash acquired	(82,456)	(3,121)
Short-term investments, net	(18,986)	—
Net cash used in investing activities	(111,562)	(17,753)
Financing activities:
Issuance of shares (inclusive of realized excess tax benefits of $1,790 and $4,578)	7,035	14,365

Net (decrease) increase in cash and cash equivalents	(45,128)	41,059

Cash and cash equivalents, beginning of period	320,636	339,791
Exchange movements	4,550	(1,216)
Cash and cash equivalents, end of period	$280,058	$379,634

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

Note 2. Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, the consolidated operating results and the consolidated cash flows as of, and for the periods shown. The unaudited consolidated results of operations for the three and six month periods ended December 31, 2006 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2007.

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

These interim consolidated financial statements are unaudited and do not constitute U.K. statutory results as defined in Section 240 of the Companies Act 1985 of Great Britain. U.K. statutory accounts for the fiscal year ended June 30, 2006, which include parent company financial statements prepared under U.K. generally accepted accounting practice and consolidated financial statements prepared under International Financial Reporting Standards as adopted by the European Union, and on which the auditors’ reports were unqualified, were approved by the Company’s shareholders at its Annual General Meeting of Shareholders held on October 30, 2006 and have been delivered to the Registrar of Companies for England and Wales.

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

The Company maintains a 52-53 week fiscal year ending on the Sunday nearest to each reporting date. As such, all references to December 31, 2006 and December 31, 2005 relate to the three or six month periods ended December 31, 2006 and January 1, 2006, respectively. For convenience purposes, the Company continues to date its financial statements as of December 31.

All amounts are presented in thousands, except share and per share amounts or unless otherwise noted.

Recent accounting pronouncements

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes,” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of July 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. The Company has not determined the effect, if any, the adoption of FIN 48 will have on the Company's financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), providing a framework to improve the comparability and consistency of fair value measurements in applying GAAP. SFAS No. 157 also expands the disclosures regarding fair value measurement. SFAS No. 157 will become effective for the Company beginning in fiscal 2009. The Company is currently evaluating what effects the adoption of SFAS No. 157 will have on the Company’s future results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans ─ an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for the Company as of the fiscal year ending June 30, 2007. Adoption of SFAS No. 158 will not have a material impact on the Company's results of operations and financial condition.

In June 2006, the Emerging Issues Task Force (the “EITF”) of the FASB reached a consensus on Issue No. 06-3: “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). The EITF determined that the scope of EITF 06-3 includes any tax assessed by a governmental authority that is imposed concurrently on a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value added, and some excise taxes. The EITF also determined that the presentation of taxes on either a gross basis or a net basis within the scope of EITF 06-3 is an accounting policy decision that should be disclosed. EITF 06-3 is effective for interim and annual financial statements beginning after December 15, 2006. It has been the Company’s policy to state revenue net of value added and similar taxes and the Company will continue to do so.

Note 3. Comprehensive income

Comprehensive income in the three and six month periods ended December 31, 2006 and 2005 comprises net income and foreign currency translation adjustments. The components of comprehensive income were as follows:

	For the three months ended December 31,		For the six months ended December 31,
(in thousands)	2006	2005	2006	2005

Net income	$30,291	$25,960	$65,379	$53,065
Currency translation differences (no tax effect)	5,435	(2,407)	5,798	(2,428)
Comprehensive income	$35,726	$23,553	$71,177	$50,637

Note 4. Net income per share

Net income per share is calculated as net income divided by the weighted average number of ordinary shares in issue in each period. The interests of ordinary shareholders may be diluted due to the existence of outstanding stock options granted to employees. The dilutive effect of the potential shares to be issued upon exercise of those stock options has been calculated using the treasury stock method and as such, is a function of the average share price in each period. The Company’s Series A ordinary shares, par value $0.01 per share (“Series A Ordinary Shares”) and Series B ordinary shares, par value $0.01 per share (“Series B Ordinary Shares”) have equal rights except in respect of voting, and as such have equal weighting in the calculation of net income per share and equal net income per share.

The numerator for the calculations of net income per share is net income. The denominator for the calculations is the weighted average number of ordinary shares, as follows:

	For the three months ended December 31,		For the six months ended December 31,
(in thousands)	2006	2005	2006	2005

Weighted average number of ordinary shares in issue	57,045,855	55,875,405	56,967,765	55,647,429
Effect of dilutive stock options	938,707	1,811,120	924,759	1,893,164
Denominator for dilutive net income per share	57,984,562	57,686,525	57,892,524	57,540,593

Note 5. Acquisitions

Acquisitions in the six months ended December 31, 2006 resulted in excess purchase price, net of the amounts assigned to assets acquired and liabilities assumed, of $53.0 million, which has been preliminarily allocated to goodwill and which is not being amortized for all of the acquisitions noted below. Where the allocation of the excess purchase price is not final, the amount allocated to goodwill is subject to changes upon completion of final valuations of certain assets and liabilities. A future reduction in goodwill for additional value to be assigned to identifiable finite-lived intangible assets or tangible assets could reduce future earnings as a result of additional amortization. For every $1 million reduction in goodwill for additional value to be assigned to identifiable finite-lived intangible assets or tangible assets, depreciation and amortization expense would increase by approximately $0.1 million per fiscal year, assuming an average useful life of seven years.

The acquisitions referred to below were all accounted for in accordance with SFAS No. 141, “Business Combinations.”

Fiscal 2007 transactions

On December 31, 2006, the Company completed the acquisition of Jungo Limited (“Jungo”), a company based in Israel whose business is the development and supply of software for use in residential gateway devices. These devices act as the interface between the broadband network connection in the home and the various devices that may be connected on a home network. The initial consideration paid in cash, including acquisition related costs, was $90.9 million ($77.5 million, net of cash acquired). The excess purchase price over the fair value of the tangible net assets acquired including acquisition related costs was approximately $82 million, of which $30 million has been preliminarily allocated to identifiable finite-lived intangible assets with the remaining $52 million preliminarily allocated to goodwill. This allocation is preliminary and may be adjusted when a detailed assessment and valuation of the separable assets and liabilities acquired is completed. Additional consideration of up to $17.0 million may be payable in cash, contingent upon Jungo achieving certain revenue and profitability targets in the fiscal year ending December 31, 2007.

The following unaudited pro forma consolidated results of operations for the three and six month periods ended December 31, 2006 and December 31, 2005 assume that the acquisition of Jungo was completed on July 1, 2005.

	For the three months ended December 31,		For the six months ended December 31,
(in thousands, except per-share amounts)	2006	2005	2006	2005

Revenue	$169,776	$155,187	$338,882	$302,287
Net income	28,719	25,357	64,699	51,795

Basic net income per share	$0.50	$0.45	$1.14	$0.93
Diluted net income per share	$0.50	$0.44	$1.12	$0.90

Pro forma data may not be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented, nor does it intend to be a projection of future results.

On September 29, 2006, the Company acquired Interactive Television Entertainment ApS, a company based in Copenhagen, Denmark, which specializes in the development of video games published on multiple gaming platforms, for cash consideration of $1.8 million. The Company also assumed debt of $1.2 million, which was repaid in early October 2006 and is regarded as part of the initial purchase consideration. The excess purchase price over the fair value of the tangible net assets acquired including acquisition related costs was $2.6 million, of which $1.9 million has been preliminarily allocated to identifiable finite-lived intangible assets with the remaining $0.7 million preliminarily allocated to goodwill. This allocation is preliminary and may be adjusted when a detailed assessment and valuation of the separable assets and liabilities acquired is completed.

Fiscal 2006 transaction

On September 2, 2005, the Company acquired NT Media Limited (“NT Media”) for initial cash consideration and costs totaling $3.1 million, net of cash acquired. Further payments may be made under the terms of the acquisition agreement up to a maximum of approximately $4.6 million in cash over the period to fiscal 2009, contingent upon the business achieving certain targets through September 2, 2008. As of December 31, 2006, we have paid a total of $1.9 million in conditional consideration and accrued a further $0.8 million.

Note 6. Short-term investments

The short-term investment balance at December 31, 2006 and June 30, 2006 was comprised of cash deposits at banks with an original term of six months.

Note 7. Accounts receivable

(in thousands)	As of December 31, 2006	As of June 30, 2006

Gross amount due	$126,084	$98,840
Less valuation reserves	(2,229)	(1,124)
	$123,855	$97,716

Note 8. Inventories

(in thousands)	As of December 31, 2006	As of June 30, 2006

Unprocessed smart cards and their components	$46,336	$37,579
Other smart card inventory	3,481	2,731
Inventory reserves	(3,627)	(2,511)
	46,190	37,799
Contract work-in-progress	4,529	1,541
Total inventories	$50,719	$39,340

Unprocessed smart cards and their components are considered to be in the state of work-in-progress. Other smart card inventory represents smart cards shipped to customers but for which revenue had not been recognized as of the consolidated balance sheet dates.

Note 9. Deferred income

(in thousands)	As of December 31, 2006	As of June 30, 2006

Deferred security fees	$157,545	$134,129
Advance receipts and other deferred income	55,780	45,892
Total deferred income	$213,325	$180,021

	$79,119	$45,492
Included within current liabilities	134,206	134,529
Included within non-current liabilities	$213,325	$180,021

Note 10. Related party transactions

The Company conducts business transactions with News Corporation and its subsidiaries and affiliates. These entities are considered to be related parties. Agreements covering arrangements between News Corporation’s subsidiaries or affiliates and the Company are entered into in the context of two entities over which a third entity exercises significant influence or control. There can be no assurance, therefore, that each of the agreements, the transactions provided for therein or any amendments thereof will be effected on terms at least as favorable to the Company as could have been obtained from unaffiliated third parties. Any new contracts with related parties or significant amendments to such contracts are approved by the Audit Committee (the “Audit Committee”) of the Company’s Board of Directors (the “Board”).

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

Revenue recognized from such related parties was as follows:

	For the three months ended December 31,		For the six months ended December 31,
(in thousands)	2006	2005	2006	2005

Revenue	$122,659	$118,077	$254,862	$229,399

Included within the consolidated balance sheets are the following amounts in respect of sales transactions with related parties:

(in thousands)	As of December 31, 2006	As of June 30, 2006

Accounts receivable (net of reserves of $1,828 and $638)	$87,718	$74,295
Accrued income	26,618	25,434
Deferred income	(175,869)	(160,196)

b) Royalty payments

A royalty is payable to a related party in respect of certain intellectual property rights which the Company has licensed for use in certain applications supplied to customers.

The royalty expense in respect of this related party arrangement was as follows:

	For the three months ended December 31,		For the six months ended December 31,
(in thousands)	2006	2005	2006	2005

Royalty expense payable to related party, included within cost of goods and services sold	$397	$428	$1,135	$1,384

Included within the consolidated balance sheets are the following amounts in respect of royalties payable to a related party:

(in thousands)	As of December 31, 2006	As of June 30, 2006

Accrued expenses	$1,885	$750

c) Administration and finance services

News Corporation provides services under a Master Intercompany Agreement which provides, among other things, for arrangements governing the relationship between the Company and News Corporation. The consideration for each of the services and other arrangements set forth in the Master Intercompany Agreement is mutually agreed and based upon allocated costs. All such consideration and any material arrangements are subject to the approval of the Audit Committee. The services covered by the Master Intercompany Agreement include cash management and financing, services of News Corporation employees, facility arrangements and employee matters, including pensions and certain other services.

Administration fees charged to the Company in respect of these services were as follows:

	For the three months ended December 31,		For the six months ended December 31,
(in thousands)	2006	2005	2006	2005

Administration fees charged to the Company by related parties	$59	$43	$118	$86

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

(in thousands)	As of December 31, 2006	As of June 30, 2006

Accounts payable	$3,770	$4,228

d) Other

The Company has a short-term loan facility of £30 million (approximately $59 million) from News Corporation. The facility has no expiry date and no amounts were drawn down as of December 31, 2006 or June 30, 2006. The facility is considered to be adequate for the Company’s needs.

The Company has entered into cross-guarantees with HSBC Bank plc (“HSBC”), providing mutual guarantees with other subsidiaries of News Corporation for amounts owed to HSBC under a collective overdraft facility of £20 million (approximately $39 million). News Corporation has indemnified the Company against any liabilities which the Company may be required to pay under these cross-guarantees. Management has been informed by News Corporation that no amounts were owed to HSBC as of December 31, 2006 or June 30, 2006 which would be covered by these guarantees.

Note 11. Contingencies and commitments

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

On October 24, 2005, the Company filed its Amended Answer with Counterclaims, alleging that Echostar misappropriated the Company’s trade secrets, violated the Computer Fraud and Abuse Act and engaged in unfair competition. On November 8, 2005, Echostar moved to dismiss the Company’s counterclaims for conversion and claim and delivery, arguing that these claims were preempted and time-barred. Echostar also moved for a more definite statement of the Company’s trade secret misappropriation claim. On December 8, 2005, the court granted in part and denied in part Echostar’s motion to dismiss and for a more definite statement, but granted the Company leave to file amended counterclaims. On December 13, 2005, the Company filed a Second Amended Answer with Counterclaims, which Echostar answered on December 27, 2005. The court has set this case to go to trial in November 2007.

The International Electronic Technology Corp. Litigation

On April 18, 1997, International Electronic Technology Corp. (“IETC”) filed suit in the United States District Court for the Central District of California against the Company’s customers, Hughes, DIRECTV, Inc. and Thomson Consumer Electronics, Inc., alleging infringement of one U.S. patent and seeking unspecified damages and injunction.

Although not a party to this case, the Company has assumed the defense and agreed to indemnify the named defendants. On March 9, 2006, the district court granted defendants’ motion for summary judgment, finding that the defendants did not infringe IETC’s patent. The district court entered judgment for defendants on March 24, 2006. IETC filed an appeal to the United States Court of Appeals for the Federal Circuit. The parties completed all briefing on the appeal on October 4, 2006.

On December 6, 2006, the Court of Appeals notified the parties that the appeal was defective because the order IETC appealed from was not final. The Court of Appeals directed IETC to obtain a final order from the district court by January 2, 2007, or the appeal would be dismissed. IETC and defendants subsequently notified the Court of Appeals that they were close to reaching an agreement settling the case and consented to dismissal of the appeal. The Court of Appeals has removed the appeal hearing from its calendar to await finalization of the settlement. The Company believes that any settlement will not have a material impact on the financial position of the Company.

Sogecable Litigation

On July 25, 2003, Sogecable, S.A. and its subsidiary Canalsatellite Digital, S.L., Spanish satellite broadcasters and customers of Canal+ Technologies SA (together, “Sogecable”), filed an action against the Company in the United States District Court for the Central District of California. Sogecable filed an amended complaint on October 9, 2003, which purported to allege claims for violation of the DMCA and the federal RICO statute. The amended complaint also purported to allege claims for interference with contract and prospective business advantage. The complaint sought injunctive relief, unspecified compensatory and exemplary damages and restitution. On December 22, 2003, all of the claims were dismissed by the court. Sogecable filed a second amended complaint. The Company filed a motion to dismiss the second amended complaint on March 31, 2004. On August 4, 2004, the court issued an order dismissing the second amended complaint in its entirety. Sogecable had until October 4, 2004 to file a third amended complaint. On October 1, 2004, Sogecable notified the court that it would not be filing a third amended complaint, but would appeal the court’s entry of final judgment dismissing the suit to the United States Ninth Circuit Court of Appeals. On December 14, 2006, the appellate court issued a memorandum decision reversing the district court’s dismissal. On January 26, 2007, the Company filed its petition for rehearing by an en banc panel of the United States Ninth Circuit Court of Appeals.

Barry Thomas Litigation

On November 28, 2005, Barry W. Thomas filed a complaint alleging infringement of United States Patent No. 4,777,354 by DIRECTV, Inc., its parent The DIRECTV Group, Inc., and the National Rural Telecommunications Cooperative in the United States Distinct Court for the Western District of North Carolina, Charlotte Division, captioned Barry W. Thomas v. DIRECTV, Inc., et al., No. 3:05CV496-K (W.D.N.C.). Although not a party to this case, the Company has assumed a share in the cost of DIRECTV, Inc.’s defense. The asserted patent expired on January 27, 2006.

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

DIRECTV, Inc. filed a motion for summary judgment barring pre-suit damages based on its laches defense on September 12, 2006. The court granted DIRECTV, Inc.’s motion on December 19, 2006, limiting DIRECTV, Inc.’s potential liability to the two month period between the filing of the complaint and the expiration of the patent. There is no schedule for pretrial proceedings or trial date set by the court, although the court held a patent claim construction hearing on November 17, 2006. The parties are now awaiting the court’s decision on issues of claim construction and further guidance concerning a case schedule.

The Company believes Mr. Thomas’s claims are without merit and will continue to vigorously defend itself in this matter.

b) Contingent consideration for business acquisitions

Additional consideration of up to $17.0 million may be payable to the vendors of Jungo, contingent upon Jungo achieving certain revenue and profitability targets in the fiscal year ending December 31, 2007. Additional contingent consideration of up to approximately $2.8 million (of which $0.8 million had been accrued as of December 31, 2006) may be payable to the vendors of NT Media, contingent upon future revenues of NT Media for the period through September 2, 2008.

c) Guarantees

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

Note 12. Equity-based compensation plans

On October 30, 2006, the Company’s shareholders approved the NDS 2006 Long-Term Incentive Plan (the “Plan”). The Plan will terminate on October 30, 2016, unless terminated earlier pursuant to its terms. As of December 31, 2006, no grants were made pursuant to the Plan. The Plan provides for awards of stock options to purchase Series A ordinary shares, restricted awards, conditional awards, stock appreciation rights or awards of Series A Ordinary Shares, the terms and conditions of which are described in the Plan. The maximum number of Series A Ordinary Shares that may be issued or delivered under the Plan is 10,000,000 shares. The Plan will be administered by the Board or a committee appointed by the Board.

There will be no further stock options granted under two of the Company’s existing stock option plans, The NDS 1997 Executive Share Option Scheme or The NDS 1999 Executive Share Option Scheme; however, further grants may be made under the NDS U.K. Approved Share Option Scheme, which will be treated as a sub-scheme of the Plan.

The following amounts have been recorded in the consolidated financial statements concerning the Company’s equity-based compensation plans:
	For the three months ended December 31,		For the six months ended December 31,
(in thousands, except share amounts)	2006	2005	2006	2005

Number of options exercised	294,017	592,949	326,078	800,625

Total intrinsic value of options exercised	$9,403	$15,680	$10,247	$20,391

Stock-based compensation cost,
included within the consolidated statement of operations:

Operating expenses	$2,063	$735	$4,378	$1,712
Tax benefit	(279)	(151)	(640)	(278)

Net of tax amount	$1,784	$584	$3,738	$1,434

Cash received from exercise of stock options	$4,638	$6,990	$5,245	$9,787

Excess tax benefit from exercise of stock options	$1,763	$3,778	$1,790	$4,578

As of December 31, 2006, the total compensation cost related to non-vested stock option awards not yet recognized was approximately $21.8 million and the period over which it is expected to be recognized is 3.1 years. The Board may grant additional stock options or other equity-based compensation, which would result in additional operating expenses being recorded in future periods.

Note 13. Supplementary cash flow information
	For the six months ended December 31,
(in thousands)	2006	2005

Cash receipts and payments:
Interest received in cash	$10,038	$5,352
Cash payments for income taxes	(21,993)	(4,646)
Gross purchases of short-term investments	(203,387)	—
Gross sales of short-term investments	184,401	—
Cash paid in respect of deferred consideration for acquisitions	(1,937)	—

Supplemental information on businesses acquired:
Fair value of non-cash assets acquired (1)	92,213	3,489
Cash acquired	13,435	67
Less: liabilities assumed (1)	(11,694)	(368)
Cash paid in respect of acquisitions	$93,954	$3,188

────────
(1)	Based on preliminary allocation of purchase price

Note 14. Pension expense

The elements of expense related to the defined benefit pension scheme which the Company operates are as follows:

	For the three months ended December 31,		For the six months ended December 31,
(in thousands)	2006	2005	2006	2005

Service cost	$51	$43	$102	$88
Interest cost	310	241	614	486
Expected return on plan assets	(256)	(203)	(507)	(410)
Amortization of unrecognized net loss	149	144	296	290
	$254	$225	$505	$454

During the six months ended December 31, 2006 and 2005, the Company made discretionary contributions of $0.9 million and $0.9 million, respectively, to the defined benefit pension scheme.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This document contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of NDS Group plc, its directors or its officers with respect to, among other things, trends affecting NDS Group plc’s financial condition or results of operations. Unless otherwise indicated or unless the context requires otherwise, all reference herein to the “Company,” “we,” “our” and “us” refers to the NDS Group plc. Readers of this document are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Those risks and uncertainties are discussed under Item 1A. Risk Factors of Part II of this Quarterly Report on Form 10-Q, in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 as filed with the Securities and Exchange Commission (“SEC”) on September 1, 2006 (SEC file no. 0-30364), as well as the information set forth elsewhere in this Quarterly Report. The Company does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review other documents filed by the Company with the SEC. This section should be read in conjunction with the unaudited consolidated financial statements of the Company and related notes set forth elsewhere herein.

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

•
Results of operations ─ This section provides an analysis of our results of operations for the three and six month periods ended December 31, 2006 and 2005. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•
Liquidity and capital resources ─ This section provides an analysis of our cash flows for the six month periods ended December 31, 2006 and 2005. It includes a discussion of the financial capacity available to fund our future commitments and obligations, as well as a discussion of other financing arrangements.

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

Our customers consist of a limited number of large digital pay-television platform operators who are introducing, marketing and promoting products and services that utilize our technology. We currently derive, and we expect to continue to derive, a significant portion of our revenues from a limited number of large customers. Our three largest customers are DIRECTV in the United States, BSkyB in the United Kingdom and Sky Italia in Italy. Together, these three customers contributed, directly and indirectly, approximately 66% of our revenues in the six month period ended December 31, 2006. We expect that a limited number of customers will continue to contribute a significant portion of our revenues.

We compete primarily with technologies such as NagraVision (developed by Kudelski SA), DigiCipher (developed by Motorola, Inc.), Power Key (developed by Scientific-Atlanta, Inc.), OpenTV (developed by OpenTV Corp., a company controlled by Kudelski SA) and Microsoft TV Edition (developed by Microsoft Corporation) both to attract new customers and to retain our existing customers. In addition, some of the companies that currently operate in the software business, but which have not historically been active competitors of ours, may, through acquisitions or the development of their own resources, seek to enter and obtain significant market share in our current or planned business areas.

A significant portion of our revenues is dependent upon our customers’ subscriber base, the growth in their subscriber base and the related quantities of set-top boxes deployed. Revenues can vary from period to period as our revenues reflect a small number of relatively large orders for our technology and services. These generally have long sales and order cycles, and delivery and acceptance of our products and services fluctuate over the course of these cycles. Our accounting policies often require us to defer revenue until after our technologies have been deployed by our customers, or to recognize contract revenues over the term of any post-contract support period.

We consider that we operate as a single segment and our business is managed as such. There are no separate divisions or profit centers. We assess the financial performance of our business by reviewing specific revenue streams in the aggregate and by customer. We assess our costs by considering individual cost centers and their aggregation into the general cost categories as described below.

Other recent business developments

On December 31, 2006, we completed the acquisition of Jungo Limited (“Jungo”). Jungo, which is based in Israel, develops and supplies software for residential gateway devices. The residential gateway device and the software contained in it act as the interface between the broadband network and the various consumer electronic devices that are attached in a home network. The residential gateway device plays an important role in controlling the quality and management of the individual services. Residential gateways devices have grown in sophistication and are increasingly deployed by telecom companies as the main service termination point in consumers’ premises for the delivery of a variety of services, including broadband data, video content over broadband (“IPTV”), voice over internet protocol (“VoIP”) telephony, video telephony and convergent wireless/wireline telephony. Providing the underlying software for both the residential gateway device and the set-top box will allow us to develop integrated solutions for enhanced IPTV and broadband services. In addition, we expect that the collaboration between these two devices in the home network will allow platform operators to introduce new services, such as enabling the set-top box to access music, video and pictures stored on personal computers in the home network, archiving of digital content stored on a DVR and video conferencing via VoIP. The acquisition of Jungo was completed on the last day of the fiscal period; therefore, there was no impact on our net income for either of the three or six month periods ended December 31, 2006.

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

We distinguish between revenues from “established technologies” and revenues from “new technologies.” We categorize as revenues from established technologies our revenue from conditional access, middleware and program guide technologies and fees from the customization and integration of those technologies into head-end systems and set-top boxes. Revenues from these technologies are allocated between the three different revenue streams identified above. We aggregate under our separate new technologies revenue stream all revenues which we derive from DVR technologies, technologies involving IPTV, interactive infrastructure and applications, and games and gaming. We anticipate that revenues of Jungo will also be included within new technologies and that the activities of Jungo will not comprise a separate reportable segment. As our business develops, we will consider whether these groupings of revenue remain appropriate.

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

Results of operations

Commentary on the three and six month periods ended December 31, 2006

Revenue

Revenue for the periods under review was as follows:
	For the three months ended December 31,
(in thousands)	2006	2005	Change	% Change

Conditional access	$98,184	$87,619	$10,565	12%
Integration, development & support	12,683	11,860	823	7%
License fees & royalties	23,450	26,941	(3,491)	(13%)
New technologies	28,922	23,047	5,875	25%
Other	1,823	2,736	(913)	**
Total revenue	$165,062	$152,203	$12,859	8%

       ────────
** Not meaningful.
	For the six months ended December 31,
(in thousands)	2006	2005	Change	% Change

Conditional access	$191,031	$170,764	$20,267	12%
Integration, development & support	31,095	25,694	5,401	21%
License fees & royalties	47,800	51,507	(3,707)	(7%)
New technologies	56,421	43,906	12,515	29%
Other	2,877	4,827	(1,950)	**
Total revenue	$329,224	$296,698	$32,526	11%

────────
** Not meaningful.

The increase in conditional access revenues was due to higher security fees and a higher volume of smart cards delivered to customers. Higher security fees arise from increases in the number of authorized smart cards in use at our broadcast platform customers, which have grown as follows:

	For the three months ended December 31,		For the six months ended December 31,
(in millions)	2006	2005	2006	2005

Number of authorized cards, beginning of period	66.6	58.5	65.0	56.7
Net additions	3.3	2.9	4.9	4.7
Number of authorized cards, end of period	69.9	61.4	69.9	61.4

The increase in the number of smart cards delivered in the three and six month periods ended December 31, 2006, compared to the corresponding periods in the previous fiscal year, reflects higher demand from customers in Asia and the United States and deliveries to new customers in Europe, China and India. The quantity of smart cards delivered in each period was as follows:

	For the three months ended December 31,		For the six months ended December 31,
(in millions)	2006	2005	2006	2005

Number of authorized cards, beginning of period	6.3	6.1	13.0	11.6

The volume of smart cards supplied exceeded the increase in authorized smart cards in use due to a mixture of churn and by the build-up of inventory by platform operators.

Integration, development and support revenues increased by 7% in the three month period ended December 31, 2006 and 21% in the six month period ended December 31, 2006, compared to the corresponding periods of the previous fiscal year. The increases were due to revenues from new customers and from the delivery of enhancements to several of our major customers.

License fee and royalty revenues decreased by 13% and 7% in the three and six month periods ended December 31, 2006, respectively, compared to the corresponding periods of the previous fiscal year. This revenue stream is substantially affected by the number of set-top boxes deployed with our MediaHighway middleware technology in a given period. The table below reflects the number of MediaHighway-enabled set-top boxes deployed by our customers during the three and six month periods ended December 31, 2006:

	For the three months ended December 31,		For the six months ended December 31,
(in millions)	2006	2005	2006	2005

Number of MediaHighway-enabled set-top boxes, beginning of period	44.7	26.7	41.6	20.4
Additions	5.5	7.4	8.6	13.7
Number of MediaHighway-enabled set-top boxes, end of period	50.2	34.1	50.2	34.1

The volume of MediaHighway set-top boxes enabled during the first and second quarters of fiscal 2006 was unusually high, as DIRECTV commenced the initial download of MediaHighway and other of our related technologies to certain models of set-top boxes in use by their subscribers during that period. The decline in license fee and royalty revenues was offset in part by the recognition of license fee and royalty revenue following the launch of the Tata-Sky broadcast platform in India in August 2006.

The increase in revenues from new technologies of 25% and 29% in the three and six month periods ended December 31, 2006, respectively, compared to the corresponding periods of the previous fiscal year, was due to higher revenues from our DVR technologies. The increase in the cumulative number of DVR-enabled set-top boxes in each period was as follows:

	For the three months ended December 31,		For the six months ended December 31,
(in millions)	2006	2005	2006	2005

Number of DVR-enabled set-top boxes, beginning of period	4.2	1.7	3.5	1.4
Additions	1.1	0.3	1.8	0.6
Number of DVR-enabled set-top boxes, end of period	5.3	2.0	5.3	2.0

In addition to the matters referred to above, comparisons of revenues for the three and six month periods ended December 31, 2006 to the corresponding periods in the prior fiscal year were also affected by the relative weakness of the U.S. dollar over the periods. Approximately 49% of our revenues were denominated in currencies other than the U.S. dollar (principally pounds sterling and the euro). We estimate that the weaker U.S. dollar has favorably impacted our total reported revenues for the six month period ended December 31, 2006 by approximately $10 million, or 3%, compared to the corresponding period of the prior fiscal year.

Cost of goods and services sold and gross margin

Cost of goods and services sold and gross margin for the periods under review were as follows:

	For the three months ended December 31,
	2006	2005	Change	% Change

Smart card costs	$19,255	$23,082	$(3,827)	(17%)
Operations & support	38,064	34,902	3,162	9%
Royalties	3,582	2,781	801	29%
Other	217	1,011	(794)	**
Total cost of goods and services sold	$61,118	$61,776	$(658)	(1%)

Gross margin	$103,944	$90,427	$13,517	15%
Gross margin as a percentage of revenues	63.0%	59.4%	3.6%	**

────────
** Not meaningful.

	For the six months ended December 31,
	2006	2005	Change	% Change

Smart card costs	$40,074	$44,707	$(4,633)	10%
Operations & support	74,995	68,581	6,414	9%
Royalties	7,096	5,678	1,418	25%
Other	1,188	2,633	(1,445)	**
Total cost of goods and services sold	$123,353	$121,599	$1,754	1%

Gross margin	$205,871	$175,099	$30,772	18%
Gross margin as a percentage of revenues	62.5%	59.0%	3.5%	**

────────
** Not meaningful.

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

The decrease in smart card costs in the three and six month periods ended December 31, 2006, compared to the corresponding periods of the previous fiscal year, was due to the lower unit costs, offset in part by higher deliveries of smart cards. Operations costs include employee and facilities costs related to smart card processing, customer support and development projects undertaken under customer contracts. The increase in operations and support costs in the three and six month periods ended December 31, 2006, compared to the corresponding periods of the previous fiscal year, was due to an increase in the number of our employees working on development, integration and support activities for our customers. Royalty costs are amounts we pay to third parties for the use of their technology and are calculated based on revenues derived from certain technologies. The increase in royalty expense for the three and six month periods ended December 31, 2006, compared to the corresponding periods of the previous fiscal year, was due to changes in the mix of revenues from different types of applications, principally an increase in revenues from conditional access applications.

As a consequence of these factors, gross margin as a percentage of revenues was 63.0% and 62.5% for the three and six month periods ended December 31, 2006, respectively, compared to 59.4% and 59.0%, respectively, in the corresponding periods of the previous fiscal year.

Operating expenses

Operating expenses for the periods under review may be analyzed as follows:

	For the three months ended December 31,
	2006	2005	Change	% Change

Research & development	$43,309	$36,341	$6,968	10%
Sales & marketing	9,314	6,734	2,580	38%
General & administration	11,411	10,574	837	25%
Amortization of intangibles	2,510	2,458	52	2
Total operating expenses	$66,544	$56,107	$10,437	19%

────────
** Not meaningful.

	For the six months ended December 31,
	2006	2005	Change	% Change

Research & development	$77,975	$66,445	$11,530	17%
Sales & marketing	17,291	14,005	3,286	23%
General & administration	23,688	19,798	3,890	20%
Amortization of intangibles	4,927	4,796	131	3
Total operating expenses	$123,881	$105,044	$18,837	18%

────────
** Not meaningful.

Our main operating costs are employee costs (including the cost of stock option awards), facilities costs, depreciation, and travel costs. These have increased due to the higher number of employees and the increase in facilities occupied by those employees, and include the impact of investments made in new facilities and infrastructure during the latter part of fiscal 2006.

Our employee numbers (including contractors) have increased over the period under review, as follows:

	For the three months ended December 31,		For the six months ended December 31,
(in millions)	2006	2005	2006	2005

Number of employees, beginning of period	3,089	2,640	2,989	2,508
Net additions (1)	123	85	223	217
Number of employees, end of period (1)	3,212	2,725	3,212	2,725

────────
(1)	Excludes 136 employees of Jungo, acquired on December 31, 2006.

Higher employee numbers have resulted in higher operating expenses in the three and six month periods ended December 31, 2006, compared to the corresponding periods in the previous fiscal year, due to higher payroll, travel and facilities costs.

Research and development costs increased by 19% and 17% for the three and six month periods ended December 31, 2006, respectively, compared to the corresponding periods of the previous fiscal year, as a result of higher employee headcount due to more research and development being performed. The increase in research and development expenses for the six month period ended December 31, 2006, compared to the corresponding period of the previous fiscal year, due to higher employee costs and infrastructure costs, was partially offset by a $5.5 million grant from the French government as a consequence of being engaged in certain eligible research projects. In the corresponding period of the previous period, the Company received an equivalent grant of $5.3 million.

Sales and marketing expenses increased by 38% and 23% in the three and six month periods ended December 31, 2006, respectively, compared to the corresponding periods of the previous fiscal year, as a result of higher employee headcount, increased facilities costs, attendance at trade shows and corporate communications activities.

General and administrative expenses increased by 8% and 20% in the three and six month periods ended December 31, 2006, respectively, compared to the corresponding periods of the previous fiscal year, due to higher costs in respect of stock options, higher legal expenses and business development costs, and higher facilities and infrastructure costs.

Amortization of finite-lived intangible assets increased by 2% and 3% in the three and six month periods ended December 31, 2006, respectively, compared to the corresponding periods of the previous fiscal year.

In addition to the matters referred to above, comparisons of expenses for the three and six month periods ended December 31, 2006, compared to the corresponding periods of the previous fiscal year, were also affected by the relative weakness of the U.S. dollar. In the six months ended December 31, 2006, approximately 71% of our total expenses were denominated in currencies other than the U.S. dollar (principally pounds sterling, Israeli shekels and the euro). We estimate that the weaker U.S. dollar has adversely impacted our total reported expenses in the six month period ended December 31, 2006 by approximately $10 million, or 4%, compared to the corresponding period of the previous fiscal year.

Operating income and other items

As a result of the factors outlined above, operating income was $37.4 million, or 22.7% of revenue, for the three month period ended December 31, 2006, compared to $34.3 million, or 22.5% of revenue, for the corresponding period of the previous fiscal year. For the six month period ended December 31, 2006, operating income was $82.0 million, or 24.9% of revenue, compared to $70.1 million, or 23.6% of revenue, for the corresponding period of the previous fiscal year.

Interest income earned on cash deposits was $6.5 million and $12.5 million in the three and six month periods ended December 31, 2006, respectively, compared to $3.5 million and $6.4 million, respectively, in the corresponding periods of the previous fiscal year. This was due to higher average cash balances and higher interest rates. Our effective tax rate was approximately 31% for all periods under review.

As a consequence of all these factors, net income for the three month period ended December 31, 2006 was $30.3 million, or $0.53 per share ($0.52 per share on a diluted basis), compared to $26.0 million, or $0.46 per share ($0.45 per share on a diluted basis), for the corresponding period of the previous fiscal year. Net income for the six month period ended December 31, 2006 was $65.4 million, or $1.15 per share ($1.13 per share on a diluted basis), compared to $53.1 million, or $0.95 per share ($0.92 per share on a diluted basis), for the corresponding period of the previous fiscal year.

Liquidity and capital resources

Current financial condition

Our principal source of liquidity is internally generated funds. We also have access to the worldwide capital markets.

As of December 31, 2006, we had cash, cash equivalents and short-term investments totaling $483.4 million. Our accumulated cash is being held with the intention of using it for the future development of the business and there are currently no plans to pay any dividends to shareholders. We believe that we have sufficient working capital resources for our present requirements. Our internally generated funds are dependent on the continued profitability of our business. As of December 31, 2006, we had an unused credit facility to borrow up to £30 million (approximately $59 million) from a subsidiary of News Corporation. No amounts have been drawn under this facility.

The principal uses of cash that affect our liquidity position include purchases of smart cards, operational expenditures, capital expenditures, acquisitions and income tax payments.

Sources and uses of cash

During the six month period ended December 31, 2006, we paid a net $82.5 million in respect of business acquisitions and invested a net of $19.0 million in bank deposits with an initial maturity of more than three months. As a result of this, we had a net outflow of cash and cash equivalents of $45.1 million, compared to a net cash inflow of $41.1 million in the corresponding period of the previous fiscal year.

Net cash provided by operating activities was as follows:

	For the six months ended December 31,
(in thousands)	2006	2005

Net cash provided by operating activities	$59,399	$44,447

The increase in net cash provided by operating activities in the six month period ended December 31, 2006, compared to the corresponding period of the previous fiscal year, reflects higher receipts from customers and higher interest receipts, offset in part by higher payments for the purchase of smart cards, higher payments for operating expenses and higher tax payments. Net cash provided by operating activities includes receipts under security maintenance contracts where we have assumed the liability to procure and supply changeover cards in future periods. These arrangements will result in higher cash payments for the purchase of smart cards in future periods.

	For the six months ended December 31,
(in thousands)	2006	2005

Capital expenditure	$10,361	$15,014
Proceeds from sale of property, plant and equipment	(241)	(382)
Payments for business acquisitions	82,456	3,121
Increase in short-term investments	18,986	─
Net cash used in investing activities	$111,562	$17,753

The decrease in capital expenditure was as a result of higher payments in the corresponding period of the previous fiscal year relating to investment in new facilities in the United Kingdom, India and the United States.

On December 31, 2006, we acquired Jungo for initial cash consideration of $90.9 million ($77.5 million net of cash acquired). On September 29, 2006, we acquired Interactive Television Entertainment ApS, a company based in Copenhagen, Denmark, which specializes in the development of video games published on multiple gaming platforms, for cash consideration of $1.8 million. We also assumed debt of $1.2 million, which we repaid in early October 2006. In addition, during the six month period ended December 31, 2006, we paid approximately $1.9 million of additional consideration related to the acquisition of NT Media Limited (“NT Media”). In fiscal 2006, we acquired NT Media for initial cash consideration and costs totaling $3.1 million, net of cash acquired.

During the six month period ended December 31, 2006, we invested a further portion of our cash with banks on deposit for terms of up to six months, bringing the total amount invested as bank deposits with an initial term of more than three months to $203.4 million as of December 31, 2006.

Net cash generated by financing activities was as follows:

	For the six months ended December 31,
(in thousands)	2006	2005

Issuance of shares	$5,245	$9,787
Excess tax benefits realized on exercise of stock options	1,790	4,578
Net cash generated by financing activities	$7,035	$14,365

During the six month period ended December 31, 2006, we issued 326,078 of our Series A ordinary shares, par value $0.01 per share (“Series A Ordinary Shares”), to employees upon the exercise of their stock options. This compares to 800,625 Series A Ordinary Shares issued to employees upon the exercise of their stock options in the corresponding period of the previous fiscal year. Certain stock option exercises resulted in a tax benefit higher than the amounts recorded in the consolidated statement of operations. Such tax benefits are shown as a financing cash flow to the extent that they were realized.

We have evaluated, and expect to continue to evaluate, possible acquisitions and dispositions of certain businesses. Such transactions may be material and may involve cash, our securities and/or the assumption of indebtedness.

Commitments and contractual obligations

Under the terms of our agreement with the vendors of Jungo, we may pay additional consideration of up to $17.0 million, contingent upon Jungo achieving certain revenue and profitability targets in the year ending December 31, 2007. Aside from this matter, there has been no material change to our commitments since June 30, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The only significant financial market risk to which we are exposed is to changes in foreign exchange rates. We operate in international markets and have an operational presence in several countries. Accordingly, our costs and revenues are denominated in a mixture of U.S. dollars, pounds sterling and the euro. During the six months ended December 31, 2006, we amended the terms of employment with our employees in Israel such that their salaries and benefits are now denominated in Israeli shekels, rather than U.S. dollars as was previously the case. This change brought us in line with other companies operating in Israel, but increased our exposure to movements in the U.S. dollar - Israeli shekel exchange rate.

Historically, we have not entered into free-standing derivative contracts to hedge foreign exchange exposure arising from operating activities. We expect to review this policy from time to time as circumstances change. We had no derivative instruments outstanding as of December 31, 2006.

As of December 31, 2006, approximately 84% of our cash and short-term investments were held in U.S. dollars and 10% in pounds sterling, with most of the rest being in euro. Our policy is to hold cash in U.S. dollar bank deposits and to hold cash in other currencies to the extent that our cash flow projections indicate that we have need for those other currencies. Where we require other currencies or identify a surplus of non-U.S. dollar cash balances, we make purchases or sales on the spot market. Therefore, our reported cash balances are subject to fluctuations in foreign exchange rates. As a result of fluctuations in exchange rates, we experienced gains on cash holdings of $4.6 million in the six month period ended December 31, 2006, of which approximately $1.0 million was recorded within operating expenses, and the balance was recorded within other comprehensive income.

Item 4. Controls and Procedures

a) Disclosure controls and procedures

The Company’s management, with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on such evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

b) Internal control over financial reporting

There were not any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s second quarter of fiscal 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - Other Information

Item 1. Legal Proceedings

See Note 11a to the accompanying unaudited consolidated financial statements, which is incorporated herein by reference.

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

Our growth has depended historically on large digital satellite broadcasters introducing, marketing and promoting products and services that utilize our technology. We currently derive, and we expect to continue to derive, a significant portion of our revenues from a limited number of large customers. Our three largest customers are The DIRECTV Group, Inc. (“DIRECTV”, operating through various subsidiaries and affiliates in the United States and Latin America), British Sky Broadcasting Group plc (“BSkyB”, operating through various subsidiaries in the United Kingdom) and Sky Italia S.r.l. (“Sky Italia”, operating in Italy). During the six month period ended December 31, 2006, these three customers accounted directly and indirectly for approximately 69.5% of our total revenues. News Corporation, a 73.8% holder of our total and issued outstanding share capital, currently owns approximate 39%, 39% and 100% of DIRECTV, BSkyB and Sky Italia, respectively. News Corporation has announced that it has entered into an agreement with Liberty Media Corporation, which, if consummated, would result in News Corporation no longer owning its shares in DIRECTV. We have a number of contracts with DIRECTV, its subsidiaries and affiliates, covering the supply of conditional access, middleware and DVR technologies, which expire at various dates through 2010 and which contain various terms covering renewal and termination. We expect to continue to be dependent upon a limited number of customers for a significant portion of our revenues, although the particular customers may vary from period to period. If a large customer purchases significantly less of our products or services, defers or cancels orders, or fails to renew or terminates its relationship with us or renews with us on less favorable terms, our revenues could decline significantly and as a result, our business, operating results and financial condition could be materially adversely affected.

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

We process all of our smart cards at two facilities, one located in the United Kingdom and the other in the United States. A significant disruption in the processing of smart cards at either facility could result in delays in the delivery of smart cards to our customers. The sale of smart cards which we have processed is a material portion of our business. Although our smart card processing facilities are designed to provide sufficient capacity to meet expected demand if one facility becomes inoperable for a limited period of time, any significant disruption to our smart card processing facilities could result in the loss of revenues, customers and future sales.

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

A risk inherent in our international operations is the exposure to fluctuations in currency exchange rates. Certain of our customers have contracts denominated in pounds sterling or in euro. During the six month period ended December 31, 2006, approximately 30% of our revenues were denominated in pounds sterling and a further 19% were denominated in euro. Some of our smart card costs and our operating expenses are denominated in pounds sterling, Israeli shekels and euro. During the six month period ended December 31, 2006, we estimate that approximately 30% of our total cost of sales and operating expenses were denominated in pounds sterling, 18% were denominated in euro and 17% were denominated in Israeli shekels. As a result, we are exposed to fluctuations in exchange rates which may have a material adverse effect on our business, operating results and financial condition.

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

We are controlled by News Corporation. As of December 31, 2006, News Corporation beneficially owned approximately 73.4% of our total issued and outstanding share capital. Because News Corporation beneficially owns 100% of our Series B ordinary shares, par value $0.01 per share (“Series B Ordinary Shares”), which have ten votes per share (as opposed to our Series A Ordinary Shares which have one vote per share), it controls approximately 96.5% of our voting power. By reason of such ownership, News Corporation is able to control the composition of our entire Board of Directors and to control the votes on all other matters submitted to a vote of our shareholders. Four of our seven current Directors have been appointed by News Corporation, including Dr. Abe Peled, our Chairman and Chief Executive Officer, who is a member of News Corporation’s Executive Management Committee and from time to time is involved in matters pertaining to News Corporation’s wider business interests.

Businesses in which News Corporation has an interest currently account for, and are expected to continue to account for, a significant portion of our revenues. During the six month period ended December 31, 2006, approximately 77% of our total revenues were derived directly from businesses in which News Corporation has an interest. Those businesses include our three largest customers. Although we believe the terms of our contracts with such related parties are no less favorable to us than those that we could obtain from unrelated third parties, we cannot assure you that this is the case.

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

Interests of existing shareholders may also be diluted due to the existence of stock options granted to certain employees and stock options or other equity awards we may grant to our Directors, executive officers and employees in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual General Meeting of Shareholders (the “Annual Meeting”) on October 30, 2006. A brief description of the matters voted upon at the Annual Meeting and the results of the voting on such matters is set forth below.

Proposal 1

A proposal to approve the Company’s U.K. Annual Report and Financial Statements for the fiscal year ended June 30, 2006, together with the corresponding Independent Auditors’ Report and Directors’ Report was voted upon as follows:

For:	425,194,303
Against:	735
Abstain:	1,937

Proposal 2

A proposal to approve the Directors’ Remuneration Report for the fiscal year ended June 30, 2006 was voted upon as follows:

For:	422,344,898
Against:	2,851,630
Abstain:	447

Proposal 3

A proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2007 and to authorize the Audit Committee of the Company’s Board of Directors to determine its remuneration in respect of such period was voted upon as follows:

For:	425,194,328
Against:	2,350
Abstain:	297

Proposal 4

A proposal to re-appoint Nathan Gantcher as a Director was voted upon as follows:

For:	422,458,953
Withhold
Authority:	2,738,022

Proposal 5

A proposal to approve the NDS 2006 Long-Term Incentive Plan was voted upon as follows:

For:	421,594,240
Against:	3,601,368
Abstain:	1,367

Item 5. Other Information

Not applicable.

Item 6. Exhibits

10.1
NDS 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report of NDS Group plc on Form 8-K (File No. 333-11086) filed with the Securities and Exchange Commission on November 1, 2006).

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

────────
(1)	Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NDS GROUP PLC (Registrant)

By:	/s/ Alexander Gersh
Alexander Gersh
Chief Financial Officer

Date: January 30, 2007