Form 10-Q
period 2007-03-31
NDS GROUP PLC
filed 2007-05-01
CIK 1098074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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
Yes ☐ No ☒

As of April 27, 2007, the following shares were outstanding: 15,566,695 Series A ordinary shares, par value $0.01 per share; 42,001,000 Series B ordinary shares, par value $0.01 per share; and, 42,000,002 deferred shares, par value £1 per share.

NDS Group plc

PART I - Financial Information

Item 1. Financial Statements

NDS Group plc

Unaudited Consolidated Statements of Operations

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2007	2006	2007	2006
(in thousands, except per-share amounts)
Revenue:
Conditional access	$101,655	$89,458	$292,686	$260,222
Integration, development & support	7,338	10,393	38,433	36,087
License fees & royalties	27,122	18,994	74,922	70,501
New technologies	40,953	29,193	97,374	73,099
Other	1,323	1,166	4,200	5,993
Total revenue	178,391	149,204	507,615	445,902
Cost of goods and services sold
(exclusive of items shown separately below):
Smart card costs	(20,110)	(21,617)	(60,184)	(66,324)
Operations & support	(44,356)	(32,679)	(119,351)	(101,260)
Royalties	(4,816)	(2,727)	(11,912)	(8,405)
Other	(1,291)	(937)	(2,479)	(3,570)
Total cost of goods and services sold	(70,573)	(57,960)	(193,926)	(179,559)
Gross margin	107,818	91,244	313,689	266,343
Operating expenses:
Research & development	(45,638)	(36,608)	(123,613)	(103,053)
Sales & marketing	(10,912)	(7,762)	(28,203)	(21,767)
General & administration	(12,284)	(9,220)	(35,972)	(29,018)
Amortization of other intangibles	(3,202)	(2,242)	(8,129)	(7,038)
Total operating expenses	(72,036)	(55,832)	(195,917)	(160,876)
Operating income	35,782	35,412	117,772	105,467

Other income:
Interest, net	6,166	4,067	18,678	10,451
Income before income tax expense	41,948	39,479	136,450	115,918

Income tax expense	(12,724)	(11,340)	(41,847)	(34,714)
Net income	$29,224	$28,139	$94,603	$81,204
Net income per share:
Basic net income per share	$0.51	$0.50	$1.66	$1.45
Diluted net income per share	$0.50	$0.49	$1.63	$1.41

The accompanying notes form an integral part of these unaudited consolidated financial statements.

NDS Group plc

Consolidated Balance Sheets

	As of	As of
	March 31,	June 30,
	2007	2006
	(Unaudited)	(See Note 2)
(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$521,512	$320,636
Short-term investments	─	184,401
Accounts receivable, net (inclusive of $103,165 and $74,295 due from related parties)	145,588	97,716
Accrued income	39,609	37,050
Income tax receivable	218	1,411
Inventories, net	52,040	39,340
Prepaid expenses	19,311	17,031
Other current assets	2,572	3,650
Total current assets	780,850	701,235

Property, plant & equipment, net	50,491	46,239
Goodwill	124,148	66,917
Other intangibles, net	65,934	43,299
Deferred tax assets	10,054	7,506
Other receivables	14,394	6,681
Other non-current assets	30,170	25,244
Total assets	$1,076,041	$897,121

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable (inclusive of $3,572 and $4,228 due to related parties)	$24,278	$26,966
Deferred income	66,740	45,492
Accrued payroll costs	25,331	26,647
Accrued expenses	26,720	26,245
Income tax liabilities	22,279	19,039
Other current liabilities	18,515	16,762
Total current liabilities	183,863	161,151

Accrued expenses	39,795	33,747
Deferred income	159,839	134,529
Deferred tax liabilities	4,038	─
Total liabilities	387,535	329,427
Commitments and contingencies
Shareholders’ equity:
Series A ordinary shares, par value $0.01 per share: 48,000,000 shares authorized; 15,493,996 and 14,873,262 shares outstanding as of March 31, 2007 and June 30, 2006, respectively	155	148
Series B ordinary shares, par value $0.01 per share: 52,000,000 shares authorized;
42,001,000 shares outstanding as of March 31, 2007 and June 30, 2006, respectively	420	420
Deferred shares, par value £1 per share: 42,000,002 shares authorized
and outstanding as of March 31, 2007 and June 30, 2006, respectively	64,103	64,103
Additional paid-in capital	554,088	534,668
Retained earnings (accumulated deficit)	14,982	(79,621)
Other comprehensive income	54,758	47,976
Total shareholders’ equity	688,506	567,694
Total liabilities and shareholders’ equity	$1,076,041	$897,121

The accompanying notes form an integral part of these unaudited consolidated financial statements.

NDS Group plc

Unaudited Consolidated Statements of Cash Flows

	For the nine months ended
	March 31,
	2007	2006
(in thousands)
Operating activities:
Net income	$94,603	$81,204

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,992	12,088
Amortization of other intangibles	8,129	7,038
Stock option-based compensation	6,256	3,776
Other	546	─

Change in operating assets and liabilities, net of acquisitions:
Inventories	(12,692)	7,882
Receivables and other assets	(58,970)	(45,137)
Deferred income	44,789	37,905
Accounts payable and other liabilities	105	6,432
Net cash provided by operating activities	96,758	111,188
Investing activities:
Capital expenditure	(16,191)	(21,921)
Business acquisitions, net of cash acquired	(82,672)	(3,118)
Short-term investments, net	184,401	(101,035)
Net cash generated by (used in) investing activities	85,538	(126,074)
Financing activities:
Issuance of shares (inclusive of realized excess tax benefits of $2,922 and $4,095)	13,160	20,348

Net increase in cash and cash equivalents	195,456	5,462

Cash and cash equivalents, beginning of period	320,636	339,791
Exchange movements	5,420	(628)
Cash and cash equivalents, end of period	$521,512	$344,625

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

Note 2. Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, the consolidated operating results and the consolidated cash flows as of and for the periods shown. The unaudited consolidated results of operations for the three- and nine-month periods ended March 31, 2007 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2007.

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

The Company maintains a 52-53 week fiscal year ending on the Sunday nearest to each reporting date. As such, all references to March 31, 2007 and March 31, 2006 relate to the three- or nine-month periods ended April 1, 2007 and April 2, 2006, respectively. For convenience purposes, the Company continues to date its financial statements as of March 31.

All amounts are presented in thousands, except share and per share amounts or unless otherwise noted.

Recent accounting pronouncements

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes,” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of July 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. The Company has not determined the effect, if any, the adoption of FIN 48 will have on the Company’s financial position and results of operations.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans ─ an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for the Company as of the fiscal year ending June 30, 2007. The adoption of SFAS No. 158 will not have a material impact on the Company’s results of operations and financial condition.

In June 2006, the Emerging Issues Task Force (the “EITF”) of the FASB reached a consensus on Issue No. 06-3: “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). The EITF determined that the scope of EITF 06-3 includes any tax assessed by a governmental authority that is imposed concurrently on a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value added, and some excise taxes. The EITF also determined that the presentation of taxes on either a gross basis or a net basis within the scope of EITF 06-3 is an accounting policy decision that should be disclosed. EITF 06-3 is effective for interim and annual financial statements beginning after December 15, 2006. It has been the Company’s policy to state revenue net of value added and similar taxes and the Company continues to do so.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 allows companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 will become effective for the Company beginning in fiscal 2009. The Company is currently evaluating what effects the adoption of SFAS No. 159 will have on the Company’s future results of operations and financial condition.

Note 3. Comprehensive income

The components of comprehensive income for the three- and nine-month periods ended March 31, 2007 and 2006 were as follows:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2007	2006	2007	2006
(in thousands)
Net income	$29,224	$28,139	$94,603	$81,204
Foreign currency translation differences (no tax effect)	984	697	6,782	(1,731)
Comprehensive income	$30,208	$28,836	$101,385	$79,473

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

The numerator for the calculations of net income per share is net income. The denominator for the calculations is the weighted average number of ordinary shares, as follows:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2007	2006	2007	2006
Weighted average number of ordinary shares in issue	57,344,449	56,305,882	57,091,493	55,863,709
Effect of dilutive stock options	860,300	1,438,071	922,750	1,750,084
Denominator for dilutive net income per share	58,204,749	57,743,953	58,014,243	57,613,793

Note 5. Acquisitions

During the nine months ended March 31, 2007, the Company completed two acquisitions. The amount of goodwill and intangible assets resulting from these acquisitions was approximately $54.4 million and $30.4 million, respectively, and related to the fiscal 2007 transactions below. The amount that has been preliminarily allocated to goodwill is not being amortized. Where the allocation of the excess purchase price is not final, the amount allocated to goodwill is subject to changes upon completion of final valuations of certain assets and liabilities. A future reduction in goodwill for additional value to be assigned to identifiable finite-lived intangible assets or tangible assets could reduce future earnings as a result of additional amortization. For every $1 million reduction in goodwill for additional value to be assigned to identifiable finite-lived intangible assets or tangible assets, depreciation and amortization expense would increase by approximately $0.1 million per fiscal year, assuming an average useful life of ten years.

The acquisitions referred to below were all accounted for in accordance with SFAS No. 141, “Business Combinations.”

Fiscal 2007 transactions

On December 31, 2006, the Company completed the acquisition of Jungo Limited (“Jungo”), a company based in Israel whose primary business is the development and supply of software for use in residential gateway devices. These devices act as the interface between the broadband network connection in the home and various devices that may be connected on a home network. The initial consideration paid in cash, including acquisition related costs, was $91.1 million ($77.5 million, net of cash acquired). The excess purchase price over the fair value of the tangible net assets acquired including acquisition related costs was $82.1 million, of which $28.4 million has been preliminarily allocated to identifiable finite-lived intangible assets with the remaining $53.7 million preliminarily allocated to goodwill. This allocation is preliminary and may be adjusted when a detailed assessment and valuation of the separable assets and liabilities acquired is completed. Additional consideration of up to $17.0 million may be payable in cash, contingent upon Jungo achieving certain revenue and profitability targets in the year ending December 31, 2007.

The following unaudited pro forma consolidated results of operations for the three-month period ended March 31, 2006 and the nine-month periods ended March 31, 2007 and March 31, 2006 assume that the acquisition of Jungo was completed on July 1, 2005.

	For the three
	months ended	For the nine months ended
	March 31,	March 31,
	2006	2007	2006

(in thousands, except per-share amounts)
Revenue	$151,902	$517,223	$454,188
Net income	27,365	95,331	79,816

Basic net income per share	$0.49	$1.67	$1.43
Diluted net income per share	$0.47	$1.64	$1.39

Pro forma data may not be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented, nor does it intend to be a projection of future results.

On September 29, 2006, the Company acquired Interactive Television Entertainment ApS, a company based in Copenhagen, Denmark, which specializes in the development of video games published on multiple gaming platforms, for cash consideration, including costs, of $1.9 million. The Company also assumed debt of $1.3 million, which was repaid in early October 2006 and is regarded as part of the initial purchase consideration. The excess purchase price over the fair value of the tangible net assets acquired including acquisition related costs was $2.7 million, of which $2.0 million has been preliminarily allocated to identifiable finite-lived intangible assets with the remaining $0.7 million preliminarily allocated to goodwill. This allocation is preliminary and may be adjusted when a detailed assessment and valuation of the separable assets and liabilities acquired is completed.

Fiscal 2006 transaction

On September 2, 2005, the Company acquired NT Media Limited (“NT Media”) for initial cash consideration and costs totaling $3.1 million, net of cash acquired. Further payments may be made under the terms of the acquisition agreement up to a maximum of approximately $4.7 million in cash over the period to fiscal 2009, contingent upon the business achieving certain targets through September 2, 2008. As of March 31, 2007, the Company has paid a total of $2.0 million in conditional consideration and accrued a further $1.0 million.

Note 6. Short-term investments

The short-term investment balance at June 30, 2006 comprised cash deposits at banks with an original term of six months. These deposits matured during the nine-month period ended March 31, 2007.

Note 7. Accounts receivable

	As of	As of
	March 31,	June 30,
	2007	2006
(in thousands)
Gross amount due	$146,069	$98,840
Less valuation reserves	(481)	(1,124)
	$145,588	$97,716

Note 8. Inventories

	As of	As of
	March 31,	June 30,
	2007	2006
(in thousands)
Unprocessed smart cards and their components	$49,460	$37,579
Other smart card inventory	3,791	2,731
Inventory reserves	(3,656)	(2,511)
	49,595	37,799
Contract work-in-progress	2,445	1,541
Total inventories	$52,040	$39,340

Unprocessed smart cards and their components are considered to be in the state of work-in-progress. Other smart card inventory represents smart cards shipped to customers but for which revenue had not been recognized as of the consolidated balance sheet dates.

Note 9. Deferred income

	As of	As of
	March 31,	June 30,
	2007	2006
(in thousands)
Deferred security fees	$165,660	$134,129
Advance receipts and other deferred income	60,919	45,892
Total deferred income	$226,579	$180,021

Included within current liabilities	$66,740	$45,492
Included within non-current liabilities	159,839	134,529
	$226,579	$180,021

Note 10. Related party transactions

The Company conducts business transactions with News Corporation and its subsidiaries and affiliates. These entities are considered to be related parties. Agreements covering arrangements between News Corporation’s subsidiaries or affiliates and the Company are entered into in the context of two entities over which a third entity exercises significant influence or control. There can be no assurance, therefore, that each of the agreements, the transactions provided for therein or any amendments thereof will be effected on terms at least as favorable to the Company as could have been obtained from unaffiliated third parties. Any new contracts with related parties or significant amendments to such contracts are approved by the Audit Committee (the “Audit Committee”) of the Company’s Board of Directors (the “Board”) in accordance with NASDAQ requirements.

These transactions are of three main types: the provision by the Company of technology and services for digital pay-television systems; the payment by the Company of royalties for the use of certain intellectual property rights; and, the receipt by the Company of some administration and finance services.

a) Provision of technology and services

Technology and services for digital pay-television platform operators are supplied to affiliates and subsidiaries of News Corporation. The principal related parties to whom the Company supplied such services are BSkyB, DIRECTV, DIRECTV Latin America, Sky Brasil, Sky Mexico, FOXTEL, Sky Network Television and Tata Sky (all of which currently are affiliates of News Corporation), and SKY Italia and STAR TV (both of which are wholly owned subsidiaries of News Corporation).

Revenue recognized from such related parties was as follows:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2007	2006	2007	2006
(in thousands)
Revenue from related parties	$127,119	$114,233	$381,981	$343,632

Included within the consolidated balance sheets are the following amounts in respect of sales transactions with related parties:

	As of	As of
	March 31,	June 30,
	2007	2006
(in thousands)
Accounts receivable (net of reserves of $─ and $638)	$103,165	$74,295
Accrued income	28,254	25,434
Deferred income	(185,761)	(160,196)

b) Royalty payments

A royalty is payable to a related party in respect of certain intellectual property rights that the Company has licensed for use in certain applications supplied to customers.

The royalty expense in respect of this related party arrangement was as follows:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2007	2006	2007	2006
(in thousands)
Royalty expense payable to related party,
included within cost of goods and services sold	$1,362	$225	$2,497	$1,609

Included within the consolidated balance sheets are the following amounts in respect of royalties payable to a related party:

	As of	As of
	March 31,	June 30,
	2007	2006
(in thousands)
Accrued expenses	$3,247	$750

c) Administration and finance services

News Corporation provides services under a Master Intercompany Agreement that provides, among other things, for arrangements governing the relationship between the Company and News Corporation. The consideration for each of the services and other arrangements set forth in the Master Intercompany Agreement is mutually agreed and based upon allocated costs. All such consideration and any material arrangements are subject to the approval of the Audit Committee. The services covered by the Master Intercompany Agreement include cash management and financing, services of News Corporation employees, facility arrangements and employee matters, including pensions and certain other services.

Administration fees charged to the Company in respect of these services were as follows:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2007	2006	2007	2006
(in thousands)
Administration fees charged to the Company by related parties	$61	$43	$179	$129

As part of these administration and finance services, News Corporation pays certain costs (principally certain payroll, legal and property expenses) on behalf of the Company. The Company reimburses News Corporation for such payments, typically the month following that in which the payment was made by News Corporation. Included within the consolidated balance sheets are the following amounts that were owed to News Corporation in respect of administrative services and other costs paid by News Corporation on behalf of the Company:

	As of	As of
	March 31,	June 30,
	2007	2006
(in thousands)
Accounts payable	$3,572	$4,228

d) Other

The Company has a short-term loan facility of £30 million (approximately $59 million) from News Corporation. The facility has no expiry date and no amounts were drawn down as of March 31, 2007 or June 30, 2006. The facility is considered to be adequate for the Company’s needs.

The Company has entered into cross-guarantees with HSBC Bank plc (“HSBC”), providing mutual guarantees with other subsidiaries of News Corporation for amounts owed to HSBC under a collective overdraft facility of £20 million (approximately $39 million). News Corporation has indemnified the Company against any liabilities that the Company may be required to pay under these cross-guarantees. Management has been informed by News Corporation that no amounts were owed to HSBC as of March 31, 2007 or June 30, 2006 that would be covered by these guarantees.

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

On December 6, 2006, the Court of Appeals notified the parties that the appeal was defective because the order IETC appealed from was not final. The Court of Appeals directed IETC to obtain a final order from the district court by January 2, 2007, or the appeal would be dismissed. IETC and defendants subsequently reached a settlement of the matter, which has now been finalized. The Court of Appeals dismissed the appeal, and the District Court has dismissed all claims with prejudice in view of the settlement. The terms of the settlement are confidential, but included a one-time payment that did not have a material impact on the financial position of the Company.

Sogecable Litigation

On July 25, 2003, Sogecable, S.A. and its subsidiary Canalsatellite Digital, S.L., Spanish satellite broadcasters and customers of Canal+ Technologies SA (together, “Sogecable”), filed an action against the Company in the United States District Court for the Central District of California. Sogecable filed an amended complaint on October 9, 2003, which purported to allege claims for violation of the DMCA and the federal RICO statute. The amended complaint also purported to allege claims for interference with contract and prospective business advantage. The complaint sought injunctive relief, unspecified compensatory and exemplary damages and restitution. On December 22, 2003, all of the claims were dismissed by the court. Sogecable filed a second amended complaint. The Company filed a motion to dismiss the second amended complaint on March 31, 2004. On August 4, 2004, the court issued an order dismissing the second amended complaint in its entirety. Sogecable had until October 4, 2004 to file a third amended complaint. On October 1, 2004, Sogecable notified the court that it would not be filing a third amended complaint, but would appeal the court’s entry of final judgment dismissing the suit to the United States Ninth Circuit Court of Appeals. On December 14, 2006, the appellate court issued a memorandum decision reversing the district court’s dismissal. On January 26, 2007, the Company filed its petition for rehearing by an en banc panel of the United States Ninth Circuit Court of Appeals. On February 21, 2007, the petition was denied. The Company believes that Sogecable’s claims are without merit and will continue to vigorously defend itself in this matter.

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

b) Contingent consideration for business acquisitions

Additional contingent consideration of up to $17.0 million may be payable to the former shareholders of Jungo, contingent upon Jungo achieving certain revenue and profitability targets in the year ending December 31, 2007. Additional contingent consideration of up to approximately $2.7 million (of which $1.0 million had been accrued as of March 31, 2007) may be payable to the former shareholders of NT Media, contingent upon future revenues of NT Media for the period through September 2, 2008.

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

Note 12. Equity-based compensation plans

On October 30, 2006, the Company’s shareholders approved the NDS 2006 Long-Term Incentive Plan (the “Plan”). The Plan will terminate on October 30, 2016, unless terminated earlier pursuant to its terms. As of March 31, 2007, no grants had been made pursuant to the Plan. The Plan provides for awards of stock options to purchase Series A Ordinary Shares, restricted awards, conditional awards, stock appreciation rights or awards of Series A Ordinary Shares, the terms and conditions of which are described in the Plan. The maximum number of Series A Ordinary Shares that may be issued or delivered under the Plan is 10,000,000 shares. The Plan will be administered by the Board or a committee appointed by the Board.

There will be no further stock options granted under two of the Company’s existing stock option plans: The NDS 1997 Executive Share Option Scheme or The NDS 1999 Executive Share Option Scheme. However, further grants may be made under the NDS U.K. Approved Share Option Scheme, which will be treated as a sub-scheme of the Plan.

The following amounts have been recorded in the consolidated financial statements concerning the Company’s equity-based compensation plans:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2007	2006	2007	2006
(in thousands, except stock option amounts)
Number of stock options exercised	294,656	437,935	620,734	1,238,560

Total intrinsic value of stock options exercised	$9,278	$14,415	$19,525	$34,806

Stock-based compensation cost, included within the consolidated statement of operations:

Operating expenses	$1,878	$2,064	$6,256	$3,776
Tax benefit	(325)	(400)	(965)	(678)
Net of tax amount	$1,553	$1,664	$5,291	$3,098

Cash received from exercise of stock options	$4,993	$6,466	$10,238	$16,253

Excess tax benefit from exercise of stock options	$1,143	$695	$2,933	$5,273

As of March 31, 2007, the total compensation cost related to non-vested stock option awards not yet recognized was approximately $19.8 million and the period over which it is expected to be recognized was 2.8 years. The Board may grant additional stock options or other equity-based compensation under the Plan, which would result in additional operating expenses being recorded in future periods.

Note 13. Supplementary cash flow information

	For the nine months ended
	March 31,
	2007	2006
(in thousands)
Cash receipts and payments:
Interest received in cash	$20,110	$9,155
Interest paid in cash	(263)	─
Cash payments for income taxes	(36,121)	(13,077)
Gross purchases of short-term investments	(203,387)	(101,035)
Gross sales of short-term investments	387,788	─

Supplemental information on businesses acquired:
Fair value of assets(1)	$105,334	$3,489
Less: liabilities assumed (1)	(11,042)	(304)
Less: cash acquired	(13,577)	(67)
	80,715	3,118
Deferred consideration paid for acquisitions	1,957	─
Net cash paid for business acquisitions	$82,672	$3,118

(1) Based on preliminary allocation of purchase price

Note 14. Pension expense

The elements of expense related to the defined benefit pension scheme that the Company operates are as follows:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2007	2006	2007	2006
(in thousands)
Service cost	$53	$44	$155	$132
Interest cost	317	241	931	727
Expected return on plan assets	(261)	(203)	(768)	(613)
Amortization of unrecognized net loss	153	143	449	433
	$262	$225	$767	$679

During the nine months ended March 31, 2007 and 2006, the Company made discretionary contributions of $1.0 million and $0.9 million, respectively, to the defined benefit pension scheme.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This document contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of NDS Group plc, its directors or its officers with respect to, among other things, trends affecting NDS Group plc’s financial condition or results of operations. Unless otherwise indicated or unless the context requires otherwise, all reference herein to the “Company,” “we,” “our” and “us” refers to the NDS Group plc. Readers of this document are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Those risks and uncertainties are discussed under Item 1A. Risk Factors of Part II of this Quarterly Report on Form 10-Q, in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 as filed with the Securities and Exchange Commission (“SEC”) on September 1, 2006 (SEC file no. 0-30364), as well as the information set forth elsewhere in this Quarterly Report. The Company does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You should carefully review other documents filed by the Company with the SEC. This section should be read in conjunction with the unaudited consolidated financial statements of the Company and related notes set forth elsewhere herein.

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

•
Results of operations ─ This section provides an analysis of our results of operations for the three- and nine-month periods ended March 31, 2007 and 2006. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•
Liquidity and capital resources ─ This section provides an analysis of our cash flows for the nine-month periods ended March 31, 2007 and 2006. It includes a discussion of the financial capacity available to fund our future commitments and obligations, as well as a discussion of other financing arrangements.

Overview of our business

We supply open end-to-end digital technology and services to digital pay-television platform operators and content providers. Our technologies include conditional access and microprocessor security, broadcast stream management, set-top box and residential gateway middleware, electronic program guides (“EPGs”), digital video recording (“DVR”) technologies and interactive infrastructure and applications. Middleware and DVR technologies are deployed on hardware devices, such as set-top boxes, PCs and other consumer electronics devices; we refer to these deployments as middleware clients and DVR clients. We provide technologies and services supporting standard definition and high definition televisions and a variety of industry standards. Our software systems, consultancy and systems integration services are focused on providing platform operators and content providers with technology to help them profit from the secure distribution of digital information and entertainment to consumer devices that incorporate various technologies supplied by us.

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

We work with suppliers of other components of a broadcast platform, such as broadcast equipment, set-top box, and residential gateway manufacturers. A particular platform operator may purchase some components from our competitors. We integrate our technologies with those of other suppliers to provide a platform operator with the functionality required.

Our customers consist of a limited number of large digital pay-television platform operators that are introducing, marketing and promoting products and services that utilize our technology. We currently derive, and we expect to continue to derive, a significant portion of our revenues from a limited number of large customers. Our three largest customers are The DIRECTV Group, Inc. (“DIRECTV”), operating through various subsidiaries and affiliates in the United States and Latin America, British Sky Broadcasting Group plc (“BSkyB”), operating through various subsidiaries in the United Kingdom and Sky Italia S.r.l. (“Sky Italia”), operating in Italy. Together, these three customers contributed, directly and indirectly, approximately 70.4% of our revenues in the nine-month period ended March 31, 2007. We expect that a limited number of customers will continue to contribute a significant portion of our revenues.

We compete primarily with technologies such as NagraVision (developed by Kudelski SA), DigiCipher (developed by Motorola, Inc.), Power Key (developed by Scientific-Atlanta, Inc.), OpenTV (developed by OpenTV Corp., a company controlled by Kudelski SA) and Microsoft TV Edition (developed by Microsoft Corporation) both to attract new customers and to retain our existing customers. In addition, some of the companies that currently operate in the software business, but that have not historically been active competitors of ours, may, through acquisitions or the development of their own resources, seek to enter and obtain significant market share in our current or planned business areas.

A significant portion of our revenues is dependent upon our customers’ subscriber base, the growth in their subscriber bases and the related quantities of set-top boxes deployed. Revenues can vary from period to period as our revenues reflect a small number of relatively large orders for our technology and services. These generally have long sales and order cycles, and delivery and acceptance of our products and services fluctuate over the course of these cycles. Our accounting policies often require us to defer revenue until after our technologies have been deployed by our customers, or to recognize contract revenues over the term of any post-contract support period.

We consider that we operate as a single segment and our business is managed as such. There are no separate divisions or profit centers. We assess the financial performance of our business by reviewing specific revenue streams in the aggregate and by customer. We assess our costs by considering individual cost centers and their aggregation into the general cost categories as described below.

Other recent business developments

On December 31, 2006, we completed the acquisition of Jungo Limited (“Jungo”). Jungo, which is based in Israel, primarily develops and supplies software for residential gateway devices under the product name OpenRG. The residential gateway device and the software contained in it act as the interface between the broadband network and the various consumer electronic devices that are attached in a home network. The residential gateway device plays an important role in controlling the quality and management of the individual services. Residential gateway devices have grown in sophistication and are increasingly deployed by telecom companies as the main service termination point in consumers’ premises for the delivery of a variety of services, including broadband data, video content over broadband (“IPTV”), voice over Internet protocol (“VoIP”) telephony, video telephony and convergent wireless/wireline telephony. Providing the underlying software for both the residential gateway device and the set-top box will allow us to develop integrated solutions for enhanced IPTV and broadband services. In addition, we expect that the collaboration between these two devices in the home network will allow platform operators to introduce new services, such as enabling the set-top box to access music, video and pictures stored on personal computers in the home network, archiving of digital content stored on a DVR and video conferencing via VoIP. The acquisition of Jungo did not have a material impact on our net income for either of the three- or nine-month periods ended March 31, 2007.

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

3)
Fees linked to the deployment and use of our technologies. These fees are typically based on the number of set-top boxes or residential gateway devices manufactured or deployed that contain the relevant technologies. Other fees may be based on the extent to which the technologies are used by subscribers. For example, we may receive a share of incremental revenues generated by a platform operator or content provider from an application that incorporates our technologies. We refer to such fees as “license fees and royalties.”

These different types of fees are presented as three separate revenue streams in our consolidated statement of operations because they are influenced by different external factors.

We distinguish between revenues from “established technologies” and revenues from “new technologies.” We categorize as revenues from established technologies our revenue from conditional access, middleware and program guide technologies and fees from the customization and integration of those technologies into head-end systems and set-top boxes. Revenues from these technologies are allocated between the three different revenue streams identified above. We aggregate under our separate new technologies revenue stream all revenues that we derive from DVR technologies, technologies involving IPTV, interactive infrastructure and applications, and games and gaming. Revenues from Jungo are also included within new technologies. As our business develops, we will consider whether these groupings of revenue remain appropriate.

Costs and expenses

Our costs and expenses consist of: physical and processing costs of smart cards; personnel, travel and facilities costs; royalties paid for the right to use and sub-license certain intellectual property rights owned by third parties; and the amortization of intangible assets, such as intellectual property rights that we have acquired for incorporation within our technologies.

The physical costs of smart cards include the costs of the integrated circuits manufactured by third-party suppliers, the micro-module that houses the computer chips and the plastic body of the smart cards. We do not manufacture smart cards, but our engineers design computer chips that are embedded into the smart cards. We arrange for the computer chips to be manufactured and assembled by third-party suppliers. Smart card costs are dependent upon the costs of raw materials, including the cost of computer chips, plastic and assembly, and the quantity of smart cards purchased and processed in any period.

Personnel and facilities costs are allocated into four categories: operations; research and development; sales and marketing; and general and administration. We have employees and facilities in the United Kingdom, the United States, Israel, India, France, Denmark, Russia, South Korea, China and Australia.

We classify operations costs as part of cost of goods and services sold. Operations costs include the costs of personnel and related costs, including an allocation of facilities costs, associated with our customer support and with the integration and development activities undertaken under a customer contract. Operations costs include the costs of operating our two smart card processing plants, including the depreciation of our smart card processing equipment. Operations costs were stated net of the movement in labor costs deferred in inventory as contract work-in-progress.

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

Results of operations

Commentary on the three- and nine-month periods ended March 31, 2007

Revenue

Revenue for the periods under review was as follows:

	For the three months ended
	March 31,
	2007	2006	Change	% Change
(in thousands)
Conditional access	$101,655	$89,458	$12,197	14%
Integration, development & support	7,338	10,393	(3,055)	(29%)
License fees & royalties	27,122	18,994	8,128	43%
New technologies	40,953	29,193	11,760	40%
Other	1,323	1,166	157	13%
Total revenue	$178,391	$149,204	$29,187	20%

	For the nine months ended
	March 31,
	2007	2006	Change	% Change
(in thousands)
Conditional access	$292,686	$260,222	$32,464	12%
Integration, development & support	38,433	36,087	2,346	7%
License fees & royalties	74,922	70,501	4,421	6%
New technologies	97,374	73,099	24,275	33%
Other	4,200	5,993	(1,793)	(30%)
Total revenue	$507,615	$445,902	$61,713	14%

The increase in conditional access revenues was principally due to higher security fees and, in the nine-month period ended March 31, 2007, a higher volume of smart cards delivered to customers. Higher security fees arise from increases in the number of authorized smart cards in use at our broadcast platform customers. In some instances, a portion of the security fee includes a requirement to replace a population of smart cards with a supply of “changeover cards,” which is considered a separate unit of accounting. In such instances, an amount of the security fee is deferred and recognized when the changeover cards are delivered. For the three- and nine-month periods ended March 31, 2007, the amount of revenue deferred for changeover cards was lower than the corresponding prior year periods, as a majority of our customers are postponing the timing of changeover from what we had originally estimated. Authorized smart card activity in each period was as follows:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2007	2006	2007	2006
(in millions)
Number of authorized cards, beginning of period	69.9	61.4	65.0	56.7
Net additions	3.0	2.6	7.9	7.3
Number of authorized cards, end of period	72.9	64.0	72.9	64.0

The quantity of smart cards delivered in each period was as follows:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2007	2006	2007	2006
(in millions)
Number of smart cards delivered	6.4	6.8	19.6	18.4

The quantity of smart cards delivered in the three-month period ended March 31, 2007 decreased slightly as compared to the corresponding period in the fiscal year ended June 30, 2006. The number of smart cards delivered in the nine-month period ended March 31, 2007, however, increased as compared to the corresponding periods in the previous fiscal year, principally reflecting higher demand from customers in Asia and the United States and deliveries to new customers in Europe, China and India. The volume of smart cards supplied exceeded the increase in authorized smart cards in use due to a mixture of churn and by the build-up of inventory by platform operators.

Integration, development and support revenues decreased by 29% in the three-month period ended March 31, 2007 and increased by 7% in the nine-month period ended March 31, 2007, compared to the corresponding periods of the previous fiscal year. The decrease in the three-month period ended March 31, 2007 was due to a higher level of deferred revenue as fewer projects met the Company’s revenue recognition criteria as compared to the corresponding period of the previous fiscal year. In the nine-month period ended March 31, 2007, more projects met the revenue recognition criteria as compared to the corresponding period of the previous fiscal year. The recognition of revenues from new customers and from the delivery of enhancements to several of our major customers is dependent on the timing of satisfaction of all our revenue recognition criteria and therefore this component of our revenues tends to fluctuate from period to period.

License fee and royalty revenues increased by 43% during the three-month period ended March 31, 2007, as compared to the corresponding period of the previous fiscal year, principally as a result of higher conditional access and program guide royalties. During the nine-month period ended March 31, 2007, license and royalty revenues increased by 6% as compared to the corresponding period of the previous fiscal year. This increase was also a result of higher conditional access and program guide royalties, but was substantially offset by a decrease in the number of MediaHighway middleware clients deployed during the nine-month period ended March 31, 2007 as compared to the same period in fiscal 2006. The table below sets forth the number of middleware clients deployed by our customers during the three- and nine-month periods ended March 31, 2007 and 2006:

	For the three months ended			For the nine months ended
	March 31,			March 31,
	2007		2006	2007		2006
(in millions)
Number of middleware clients deployed,
beginning of period	52.2	(1)	34.1	41.6		20.4
Acquisitions	—		—	2.0	(1)	—
Additions	5.1		4.3	13.7		18.0
Number of middleware clients deployed,
end of period	57.3		38.4	57.3		38.4

(1)
Opening balance for the three months ended March 31, 2007 includes, and acquisitions relates to, 2.0 million OpenRG residential gateway middleware devices, which were developed and deployed by Jungo, that were recognized at the time of the acquisition of Jungo.

The increase in the volume of MediaHighway middleware clients deployed during the three-month period ended March 31, 2007, as compared with the same period in 2006, was largely due to the deployment of new set-top boxes at our major customers. The decrease in additions during the nine-month period ended March 31, 2007, as compared with the same period in 2006, was due to the fact that the volume of MediaHighway set-top boxes enabled during the period in 2006 was unusually high because DIRECTV commenced the initial download of our MediaHighway middleware and other of our related technologies to certain models of set-top boxes in use by their subscribers during that period.

The increase in revenues from new technologies of 40% and 33% in the three- and nine-month periods ended March 31, 2007, respectively, compared to the corresponding periods of the previous fiscal year, was due to higher revenues from games and gaming applications and from our DVR technologies. The latter was largely as a result of an increase in the cumulative number of DVR clients deployed during the period. The increase in the cumulative number of DVR clients deployed in each period was as follows:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2007	2006	2007	2006
(in millions)
Number of DVR clients deployed, beginning of period	5.3	2.0	3.5	1.4
Additions	1.1	0.7	2.9	1.3
Number of DVR clients deployed, end of period	6.4	2.7	6.4	2.7

In addition to the matters referred to above, comparisons of revenues for the three- and nine-month periods ended March 31, 2007 to the corresponding periods in the prior fiscal year were also affected by the relative weakness of the U.S. dollar over the periods. Approximately 49% of our revenues were denominated in currencies other than the U.S. dollar (principally pounds sterling and euros). We estimate that the weaker U.S. dollar has favorably impacted our total reported revenues for the nine-month period ended March 31, 2007 by approximately $19 million, or 4%, compared to the corresponding period of the prior fiscal year.

Cost of goods and services sold and gross margin

Cost of goods and services sold and gross margin for the periods under review were as follows:

	For the three months ended
	March 31,
	2007	2006	Change	% Change
(in thousands)
Smart card costs	$20,110	$21,617	$(1,507)	(7%)
Operations & support	44,356	32,679	11,677	36%
Royalties	4,816	2,727	2,089	77%
Other	1,291	937	354	38%
Total cost of goods and services sold	$70,573	$57,960	$12,613	22%

Gross margin	$107,818	$91,244	$16,574	18%
Gross margin as a percentage of revenues	60%	61%	(1%)	**

** Not meaningful.

	For the nine months ended
	March 31,
	2007	2006	Change	% Change
(in thousands)
Smart card costs	$60,184	$66,324	$(6,140)	(9%)
Operations & support	119,351	101,260	18,091	18%
Royalties	11,912	8,405	3,507	42%
Other	2,479	3,570	(1,091)	(31%)
Total cost of goods and services sold	$193,926	$179,559	$14,367	8%

Gross margin	$313,689	$266,343	$47,346	18%
Gross margin as a percentage of revenues	62%	60%	2%	**

** Not meaningful.

We consider that gross margin, defined as revenues less costs and expenses associated with those revenues (i.e., cost of goods and services sold), is an important measure for our management and investors. We consider that it gives a measure of profitability that distinguishes between those costs that are broadly a function of direct revenue-earning activities and costs that are of a general nature or that are incurred in the expectation of being able to earn future revenues. Cost of goods and services sold excludes amortization.

The decrease in smart card costs in the three- and nine-month periods ended March 31, 2007, compared to the corresponding periods of the previous fiscal year, was due to the lower unit costs, offset in part by higher deliveries of smart cards during the nine-month period ended March 31, 2007.

Operations and support costs include employee and facilities costs related to smart card processing, customer support and development projects undertaken under customer contracts. The increase in operations and support costs in the three- and nine-month periods ended March 31, 2007, compared to the corresponding periods of the previous fiscal year, was principally due to an increase in the number of our employees working on development, integration and support activities for our customers and, to a lesser extent, wage, salary and benefit increases during the period. Operations costs in the three-month period ended March 31, 2007 were adversely impacted in comparison to the corresponding period in the previous fiscal year by a net reduction in labor costs deferred in inventory as contract work in progress. The impact of this item in the nine-month period ended March 31, 2007 was not significant.

Royalty costs are amounts we pay to third parties for the use of their technology and are calculated based on revenues derived from certain technologies. The increase in royalty costs for the three- and nine-month periods ended March 31, 2007, compared to the corresponding periods of the previous fiscal year, was primarily due to higher royalties paid to third parties in respect of conditional access and program guide revenues.

As a consequence of these factors, gross margin as a percentage of revenues was 60% and 62% for the three- and nine-month periods ended March 31, 2007, respectively, compared to 61% and 60%, respectively, in the corresponding periods of the previous fiscal year.

Operating expenses

Operating expenses for the periods under review may be analyzed as follows:

	For the three months ended
	March 31,
	2007	2006	Change	% Change
(in thousands)
Research & development	$45,638	$36,608	$9,030	25%
Sales & marketing	10,912	7,762	3,150	41%
General & administration	12,284	9,220	3,064	33%
Amortization of intangibles	3,202	2,242	960	43%
Total operating expenses	$72,036	$55,832	$16,204	29%

	For the nine months ended
	March 31,
	2007	2006	Change	% Change
(in thousands)
Research & development	$123,613	$103,053	$20,560	20%
Sales & marketing	28,203	21,767	6,436	30%
General & administration	35,972	29,018	6,954	24%
Amortization of intangibles	8,129	7,038	1,091	16%
Total operating expenses	$195,917	$160,876	$35,041	22%

Our main operating expenses are employee costs (including the cost of stock option awards), facilities costs, depreciation and travel costs. These costs have increased primarily due to the higher number of employees and the increase in facilities occupied by those employees. These costs also include the impact of investments made in new facilities and infrastructure during the latter part of fiscal 2006.

Our employee numbers (which include contractors) have increased over the period under review, as follows:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2007	2006	2007		2006
(in millions)
Number of employees, beginning of period	3,212	2,725	2,989		2,508
Net additions	248	182	471	(1)	399
Number of employees, end of period	3,460	2,907	3,460		2,907

(1) Includes 136 employees of Jungo, acquired on December 31, 2006.

Higher employee numbers have contributed to higher operating expenses in the three- and nine-month periods ended March 31, 2007, compared to the corresponding periods in the previous fiscal year, primarily due to higher payroll, travel and facilities costs. Operating expenses in the three-month period ended March 31, 2007 also include the effect of the acquisition of Jungo on December 31, 2006.

Research and development costs increased by 25% and 20% for the three- and nine-month periods ended March 31, 2007, respectively, compared to the corresponding periods of the previous fiscal year, principally as a result of higher employee headcount due to more research and development being performed. However, the increase during the nine-month period ended March 31, 2007 was partially offset by a $5.5 million grant from the French government as a consequence of our being engaged in certain eligible research projects. In the corresponding period of the previous fiscal year, we received an equivalent grant of $5.3 million.

Sales and marketing expenses increased by 41% and 30% in the three- and nine-month periods ended March 31, 2007, respectively, compared to the corresponding periods of the previous fiscal year, as a result of higher employee headcount, increased attendance at trade shows and a higher level of corporate communications activities.

General and administrative expenses increased by 33% and 24% in the three- and nine-month periods ended March 31, 2007, respectively, compared to the corresponding periods of the previous fiscal year, primarily due to higher stock option expense, higher legal expenses and business development costs, and higher facilities and infrastructure costs.

Amortization of finite-lived intangible assets increased by 43% and 16% in the three- and nine-month periods ended March 31, 2007, respectively, compared to the corresponding periods of the previous fiscal year principally due to the acquisition of Jungo.

In addition to the matters referred to above, comparisons of expenses for the three- and nine-month periods ended March 31, 2007 with the corresponding periods of the previous fiscal year were also affected by the relative weakness of the U.S. dollar. In the nine-month period ended March 31, 2007, approximately 72% of our total expenses were denominated in currencies other than the U.S. dollar (principally pounds sterling, Israeli shekels and euros). We estimate that the weaker U.S. dollar has increased our total reported expenses in the nine-month period ended March 31, 2007 by approximately $20 million, or 5%, compared to the corresponding period of the previous fiscal year.

Operating income and other items

As a result of the factors outlined above, operating income was $35.8 million, or 20% of revenue, for the three-month period ended March 31, 2007, compared to $35.4 million, or 24% of revenue, for the corresponding period of the previous fiscal year. For the nine month period ended March 31, 2007, operating income was $117.8 million, or 23% of revenue, compared to $105.5 million, or 24% of revenue, for the corresponding period of the previous fiscal year.

Interest income earned on cash deposits was $6.2 million and $18.7 million in the three- and nine-month periods ended March 31, 2007, respectively, compared to $4.1 million and $10.5 million, respectively, in the corresponding periods of the previous fiscal year. This was due to higher average cash balances and higher interest rates.

Our effective tax rate was 30% for the three-month period ended March 31, 2007, compared to 29% for the corresponding period of the previous fiscal year. For the nine-month period ended March 31, 2007, our effective tax rate was 31%, compared to 30% for the corresponding period of the previous fiscal year. Changes in our effective tax rates were primarily due to variations in the proportions of our taxable profits earned in the different jurisdictions in which we operate.

As a consequence of all these factors, net income for the three-month period ended March 31, 2007 was $29.2 million, or $0.51 per share ($0.50 per share on a diluted basis), compared to $28.1 million, or $0.50 per share ($0.49 per share on a diluted basis), for the corresponding period of the previous fiscal year. Net income for the nine-month period ended March 31, 2007 was $94.6 million, or $1.66 per share ($1.63 per share on a diluted basis), compared to $81.2 million, or $1.45 per share ($1.41 per share on a diluted basis), for the corresponding period of the previous fiscal year.

Liquidity and capital resources

Current financial condition

Our principal source of liquidity is internally generated funds. We also have access to the worldwide capital markets.

As of March 31, 2007, we had cash and cash equivalents totaling $521.5 million. Our accumulated cash is being held with the intention of using it for the future development of the business and there are currently no plans to pay any dividends to shareholders. We believe that we have sufficient working capital resources for our present requirements. Our internally generated funds are dependent on the continued profitability of our business. As of March 31, 2007, we had an unused credit facility to borrow up to £30 million (approximately $59 million) from a subsidiary of News Corporation. No amounts have been drawn under this facility.

The principal uses of cash that affect our liquidity position include purchases of smart cards, operational expenditures, capital expenditures, acquisitions and income tax payments.

Sources and uses of cash

Net cash provided by operating activities was as follows:

	For the nine months ended
	March 31,
	2007	2006
(in thousands)
Net cash provided by operating activities	$96,758	$111,188

The decrease in net cash provided by operating activities in the nine-month period ended March 31, 2007, compared to the corresponding period of the previous fiscal year, reflects higher payments for the purchase of smart cards, higher payments for operating expenses and higher tax payments, offset in part by higher receipts from customers and higher interest receipts. The decrease is also attributable in part to timing of invoicing prior to the quarter end, which resulted in a higher receivable balance at March 31, 2007. Net cash provided by operating activities includes receipts under security maintenance contracts where we have assumed the liability to procure and supply changeover cards in future periods. We expect that these arrangements will result in higher cash payments for the purchase of smart cards in future periods.

	For the nine months ended
	March 31,
	2007	2006
(in thousands)
Capital expenditure	$(16,191)	$(21,921)
Business acquisitions, net of cash acquired	(82,672)	(3,118)
Short-term investments, net	184,401	(101,035)
Net cash generated by (used in) investing activities	$85,538	$(126,074)

The decrease in capital expenditure was principally a result of higher payments in the corresponding period of the previous fiscal year relating to the investment in new facilities in the United Kingdom, India and the United States.

The increase in payments for business acquisitions was primarily a result of the acquisition of Jungo.

During the nine-month period ended March 31, 2007, our short-term investments matured and we did not reinvest such funds as longer-term deposits because the differential in interest rates between longer- and shorter-term deposits was negligible.

Net cash generated by financing activities was as follows:

	For the nine months ended
	March 31,
	2007	2006
(in thousands)
Issuance of shares	$10,238	$16,253
Excess tax benefits realized on exercise of stock options	2,922	4,095
Net cash generated by financing activities	$13,160	$20,348

During the nine-month period ended March 31, 2007, we issued 620,734 of our Series A ordinary shares, par value $0.01 per share (“Series A Ordinary Shares”), to employees upon the exercise of their stock options. This compares to 1,238,560 Series A Ordinary Shares issued to employees upon the exercise of their stock options in the corresponding period of the previous fiscal year. Certain stock option exercises resulted in a tax benefit higher than the amounts recorded in the consolidated statement of operations. Such tax benefits are shown as a financing cash flow to the extent that they were realized.

We have evaluated, and expect to continue to evaluate, possible acquisitions and dispositions of certain businesses. Such transactions may be material and may involve cash, our securities and/or the assumption of indebtedness.

Commitments and contractual obligations

Under the terms of our agreement with the former shareholders of Jungo, we may pay additional consideration of up to $17.0 million, contingent upon Jungo achieving certain revenue and profitability targets in the year ending December 31, 2007. Aside from this matter, there has been no material change to our commitments since June 30, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Because our cash holdings are in excess of our immediate operating requirements, we are exposed to changes in market interest rates on cash deposits. We estimate that a decline in market interest rates available for cash deposits of one percentage point would decrease our annual interest income by approximately $5 million.

We are also exposed to changes in foreign exchange rates. We operate in international markets and have an operational presence in several countries. Accordingly, our costs and revenues are denominated in a mixture of U.S. dollars, Israeli shekels, pounds sterling and euros. During the nine-month period ended March 31, 2007, we amended the terms of employment with our employees in Israel such that their salaries and benefits are now denominated in Israeli shekels, rather than U.S. dollars as was previously the case. This change brought us in line with other companies operating in Israel, but increased our exposure to movements in the U.S. dollar - Israeli shekel exchange rate. In the nine-month period ended March 31, 2007, approximately 49% of our revenues were denominated in currencies other than the U.S. dollar (principally pounds sterling and euros). We estimate that the weaker U.S. dollar has favorably impacted our total reported revenues for the nine-month period ended March 31, 2007 by approximately $19 million, or 4%, compared to the corresponding period of the prior fiscal year. However, in the same period, approximately 72% of our total expenses were denominated in currencies other than the U.S. dollar (principally pounds sterling, Israeli shekels and euros). We estimate that the weaker U.S. dollar has increased our total reported expenses in the nine-month period ended March 31, 2007 by approximately $20 million, or 5%, compared to the corresponding period of the previous fiscal year.

As of March 31, 2007, approximately 78% of our cash was held in U.S. dollars and 10% in pounds sterling, with most of the balance being in euros. Our policy is to hold cash in U.S. dollar bank deposits and to hold cash in other currencies to the extent that our cash flow projections indicate that we have need for those other currencies. Where we require other currencies or identify a surplus of non-U.S. dollar cash balances, we make purchases or sales on the spot market. Therefore, our reported cash balances are subject to fluctuations in foreign exchange rates. As a result of fluctuations in foreign exchange rates, we experienced gains on cash holdings of $5.4 million in the nine-month period ended March 31, 2007, of which approximately $1.5 million was recorded within operating expenses, and the balance was recorded within other comprehensive income.

Historically, we have not entered into free-standing derivative contracts to hedge foreign exchange exposure arising from operating activities. We expect to review this policy from time to time as circumstances change. We had no derivative instruments outstanding as of March 31, 2007. Part of our cash holdings in currencies other than the U.S. Dollar serve to restrict the impact on changes in exchange rates on our operating income but introduce an element of exposure to our reported cash balances and net assets.

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

b) Internal control over financial reporting

There were not any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s third quarter of fiscal 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our business and the market in which we operate are characterized by rapid commercial and technological change, evolving industry standards and frequent product enhancements. Many digital broadcasters are seeking more sophisticated software that will afford them greater flexibility in delivering content such as news, films and sports. They are also seeking to offer additional services, such as middleware, electronic program guides (EPGs), games, gaming and other interactive applications, digital video recorder (DVR) functionality, home networking and other services.

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

Our business may suffer if we and our customers do not respond to commercial and technological changes affecting the business of delivering information and entertainment, especially the threat of the Internet and Internet protocol television (IPTV) technologies.

Our customers are mainly pay-television platform operators. As technologies develop, other means of delivering information and entertainment to consumers’ televisions are evolving. In particular, telecommunication companies and Internet service providers are competing with traditional television companies. Cable television and mobile telephone companies are now also marketing packages that combine television, telephone and high-speed Internet access to consumers. As a result, our largest customers are facing increased competition that could affect their ability to attract and retain subscribers. If we and our customers do not address these commercial and technological changes, our business, operating results and financial condition could be materially adversely affected.

Our operating results and growth could decline if our customers’ subscriber bases do not continue to increase.

A significant portion of our revenues is derived from the sale of smart cards to our customers and ongoing fees paid by our customers on a monthly basis based on the number of active subscribers or authorized smart cards. We also receive royalties based on each set-top box manufactured or deployed that incorporates our technology. Therefore, a significant portion of our revenues is dependent upon our customers’ subscriber numbers, the growth in subscriber and set-top box numbers, the degree to which set-top boxes are replaced with enhanced models and the number of set-top boxes in each subscriber’s home. If our customers’ subscriber numbers do not continue to increase, we may be unable to generate substantial revenue growth or sustain our current revenue levels and, as a consequence, our business, operating results and financial condition could be materially adversely affected.

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

Our software and technology are integrated into the broadcast infrastructure of our customers. As a result, any defect, error or performance problem with our software or technology could interfere with a critical component of one or more of our customers’ systems, or potentially cause a critical component of one or more of our customers’ systems to fail for a period of time. This could result in claims for substantial damages against us, regardless of whether we are responsible for such failure. Any claim brought against us could be expensive to defend and require the expenditure of a significant amount of resources, regardless of whether we prevail. Although we have not experienced any such material interference or failure in the past, any future problem could cause severe customer service and public relations problems for our customers and as a consequence, our business, operating results and financial condition could be materially adversely affected.

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

We compete with numerous companies both to attract new customers and to retain our existing customers. Such competition may cause us to lose market share and may result in reduced profit margins. It may also hinder our ability to develop our business in areas such as DVRs, middleware, interactive television services and IPTV. In addition, some of the companies that currently operate in the software business, but that have not historically been active competitors of ours may, in the future, through acquisitions or the development of their own resources, seek to enter and obtain significant market share in our current or planned business areas. Increased competition from existing or new competitors could result in price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business, operating results and financial condition.

We derive a significant portion of our revenues from a limited number of large customers. Our revenues could decline significantly if any of these customers significantly reduces its purchases of our technology or services or terminates its relationship with us.

Our growth has depended historically on large digital satellite broadcasters introducing, marketing and promoting products and services that utilize our technology. We currently derive, and we expect to continue to derive, a significant portion of our revenues from a limited number of large customers. Our three largest customers are DIRECTV, BSkyB and Sky Italia. During the nine-month period ended March 31, 2007, these three customers accounted directly and indirectly for approximately 70.4% of our total revenues. News Corporation, a 73.1% holder of our total and issued outstanding share capital, currently owns approximately 39%, 39% and 100% of DIRECTV, BSkyB and Sky Italia, respectively. On December 22, 2006, News Corporation announced that it entered into an agreement with Liberty Media Corporation, which, if consummated, would result in News Corporation no longer owning its shares in DIRECTV. The agreement received the requisite approval by the stockholders of News Corporation on April 3, 2007 but remains subject to regulatory approval. News Corporation has announced that it expects the transaction to be completed in the second half of the 2007 calendar year. We have a number of contracts with DIRECTV, its subsidiaries and affiliates, covering the supply of conditional access, middleware and DVR technologies, which expire at various dates through 2010 and which contain various terms covering renewal and termination. We expect to continue to be dependent upon a limited number of customers for a significant portion of our revenues, although the particular customers may vary from period to period. If a large customer purchases significantly less of our products or services, defers or cancels orders, or fails to renew or terminates its relationship with us or renews with us on less favorable terms, our revenues could decline significantly and as a result, our business, operating results and financial condition could be materially adversely affected.

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

New accounting pronouncements or a change in how GAAP is interpreted or applied to our business could have a significant effect on our reported results. Our accounting policies that recently have been or may in the future be affected by changes in the accounting rules include revenue recognition, accounting for share-based compensation, accounting for income taxes and accounting for pension and other post-retirement plans.

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

We grant certain indemnification rights to our customers when we license our software technologies. We may, therefore, become subject to third-party infringement claims through those commercial arrangements. In addition, the damages to which we are subject may be increased by the use of our technologies in our customers’ products.

Many of our agreements with customers contain an indemnification obligation, which could be triggered in the event that a customer is named in an infringement suit involving their products or involving the customer’s products or services that incorporate or use our products. If it is determined that our products infringe as alleged in any of the asserted claims in such a suit, we may be prevented from distributing certain of our products and we may incur significant indemnification liabilities, which may adversely affect our business, operating results and financial condition.

In addition, while damage claims in respect of an alleged infringement may, in many cases, be based upon a presumed royalty rate to which the patent holder would have otherwise been entitled, it is possible that our liability may increase as a result of the incorporation of our technology with our customer’s products. In some cases, potential damages payable by us could be based on the profits derived by our customers from a product that infringes through the use of our software even though we receive a relatively moderate economic benefit from the licensing arrangement.

Any significant disruption in our processing of smart cards could adversely affect our business.

We process all of our smart cards at two facilities, one located in the United Kingdom and the other in the United States. A significant disruption in the processing of smart cards at either facility could result in delays in the delivery of smart cards to our customers. The sale of smart cards that we have processed is a material portion of our business. Although our smart card processing facilities are designed to provide sufficient capacity to meet expected demand if one facility becomes inoperable for a limited period of time, any significant disruption to our smart card processing facilities could result in the loss of revenues, customers and future sales.

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

A risk inherent in our international operations is the exposure to fluctuations in currency exchange rates. Certain of our customers have contracts denominated in pounds sterling or in euros. During the nine-month period ended March 31, 2007, approximately 30% of our revenues were denominated in pounds sterling and a further 19% were denominated in euros. Some of our smart card costs and our operating expenses are denominated in pounds sterling, Israeli shekels and euros. During the nine-month period ended March 31, 2007, we estimate that approximately 32% of our total cost of sales and operating expenses were denominated in pounds sterling, 17% in euros, 17% in Israeli shekels and 6% in other currencies. As a result, we are exposed to fluctuations in exchange rates that may have a material adverse effect on our business, operating results and financial condition.

Additionally, although most of our contracts with customers in Latin America, India and the Asia-Pacific region are denominated in U.S. dollars, those customers are affected by fluctuations in their local currencies and by exchange control regulations that may restrict their ability to remit payments to us.

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

We are controlled by News Corporation. As of March 31, 2007, News Corporation beneficially owned approximately 73.1% of our total issued and outstanding share capital. Because News Corporation beneficially owns 100% of our Series B ordinary shares, par value $0.01 per share (“Series B Ordinary Shares”), which have ten votes per share (as opposed to our Series A Ordinary Shares, which have one vote per share), it controls approximately 96.4% of our voting power. By reason of such ownership, News Corporation is able to control the composition of our entire Board of Directors and to control the votes on all other matters submitted to a vote of our shareholders. Four of our seven current Directors have been appointed by News Corporation, including Dr. Abe Peled, our Chairman and Chief Executive Officer, who from time to time is involved in matters pertaining to News Corporation’s wider business interests.

Businesses in which News Corporation has an interest currently account for, and are expected to continue to account for, a significant portion of our revenues. During the nine-month period ended March 31, 2007, approximately 75% of our total revenues were derived directly from businesses in which News Corporation has an interest. Those businesses include our three largest customers. Although we believe the terms of our contracts with such related parties are no less favorable to us than those that we could obtain from unrelated third parties, we cannot assure you that this is the case.

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

Interests of existing shareholders may also be diluted due to the existence of stock options granted to certain employees and any equity awards that we may grant to our Directors, executive officers and employees in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Chairman and Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NDS GROUP PLC (Registrant)

By:	/s/ Alexander Gersh
Alexander Gersh
Chief Financial Officer

Date: May 1, 2007