Form 10-K
period 2007-06-30
NDS GROUP PLC
filed 2007-08-29
CIK 1098074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or
For the fiscal year ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 000-30364

NDS Group plc
(Exact name of registrant as specified in its charter)

England and Wales	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Heathrow Boulevard, 286 Bath Road, West Drayton, Middlesex, United Kingdom	UB7 0DQ
(Address of principal executive offices)	(ZIP Code)

+44 20 8476 8000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Securities registered pursuant to Section 12(g) of the Act:	Series A ordinary shares, par value $0.01 per share None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☒         No ☐

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
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐         No ☒

The aggregate market value of the Company’s Series A ordinary shares, par value $0.01 per share, held by non-affiliates of the registrant as of December 29, 2006, which was the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $733,368,155 (based on the closing price on such date as reported on The NASDAQ Stock Market).

As of August 27, 2007, there were outstanding 15,808,430 Series A ordinary shares, par value $0.01 per share, 42,001,000 Series B ordinary shares, par value $0.01 per share and 42,000,002 deferred shares, par value £1 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to NDS Group plc’s definitive proxy statement for its 2007 Annual General Meeting of Shareholders, which shall be filed with the Securities and Exchange Commission, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of NDS Group plc’s fiscal year end.

NDS Group plc

PART I

ITEM 1.	BUSINESS

Background

NDS Group plc is domiciled in the United Kingdom, incorporated in Great Britain and registered in England and Wales. As used in this Annual Report on Form 10-K, references to “NDS”, the “Company”, “we”, “us” or “our” are to NDS Group plc and its subsidiaries. We are engaged in the business of supplying open end-to-end digital technology and services to digital pay-television platform operators and content providers. We have customers throughout the world and we have research and development facilities, customer support operations and administrative offices in the United Kingdom, Israel, France, Denmark, India, China, Hong Kong, South Korea, Australia and the United States. As of June 30, 2007, we had 3,572 employees. There is a common management structure across the Company, which ensures that our various subsidiary entities operate in a coordinated and complementary manner. We manage our business as a single segment.

We are a majority owned subsidiary of News Corporation, a Delaware corporation (“News Corporation”), which is a diversified entertainment company, and we conduct business transactions with a number of affiliates and subsidiaries of News Corporation.

Our principal executive offices are located at One Heathrow Boulevard, 286 Bath Road, West Drayton, Middlesex, UB7 0DQ, England and our telephone number is +44 20 8476 8000. Our website is www.nds.com. We make available, free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Such documents may also be read by the public at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC.

The Company maintains a 52-53 week fiscal year, ending on the Sunday nearest to June 30 of each year. In this Annual Report on Form 10-K, financial and statistical information is, unless otherwise indicated, stated on the basis of such fiscal year.

NDS, VideoGuard, VideoGuard Mobile, Value@TV, MediaHighway, MediaHighway Core, MediaHighway Advanced, XTV, Synamedia, NDS Metro, OpenBet, OpenRG, Visionik Games, Value@TV, Orbis, Secure Video Processor (SVP) and XSpace are either trademarks or registered trademarks of NDS Group plc and subsidiaries in one or more countries worldwide. This Annual Report on Form 10-K also includes trade names and trademarks of companies other than NDS. For the convenience of the reader, our customers sometimes are referred to by their common trading names and not the names of the specific legal entities with which we contract or the legal name of the parent entity of such party.

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

Business Overview

Our business is the supply of open end-to-end digital technology and services to digital pay-television platform operators, and content providers. Our technologies include conditional access and microprocessor security, broadcast stream management, set-top box and residential gateway middleware, electronic program guides (“EPGs”), digital video recording (“DVR”) technologies and interactive infrastructure and applications. Middleware and DVR technologies are deployed on third-party hardware devices, such as set-top boxes, residential gateway devices and PCs; we refer to these deployments as middleware clients and DVR clients, respectively. We provide technologies and services supporting standard definition and high definition television and a variety of industry, Internet and Internet protocol (“IP”) standards, as well as technology for mobile devices. Our software systems, consultancy and systems integration services are focused on providing platform operators and content providers with technology to help them profit from the secure distribution of digital information and entertainment to consumer devices that incorporate various technologies supplied by us.

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

Our business has grown by a combination of new customer contracts and, to a lesser extent, by acquisitions. Our customer contracts typically have terms of several years and are frequently structured such that our revenues are related to the success of our customers in attracting and retaining subscribers and the use made of our software and services by our customers and their subscribers.

In December 2006, we acquired Jungo Limited (“Jungo”), an Israeli-based developer and supplier of software for residential gateway devices. The residential gateway device and the software contained in it act as the interface between the broadband network and the various consumer electronic devices that are attached in a home network. The residential gateway device plays an important role in controlling the quality and management of the individual services. Residential gateway devices have grown in sophistication and are increasingly deployed by telecom companies as the main service termination point in consumers’ homes for the delivery of a variety of services, including broadband data, Internet protocol television (“IPTV”), voice over Internet protocol (“VoIP”) telephony, video telephony and convergent wireless/wireline telephony. The acquisition of Jungo allows us to provide the underlying software for both the residential gateway device, as well as the set-top box, and will allow us to develop integrated solutions for enhanced IPTV and broadband services. In addition, we expect that the collaboration between these two devices in the home network will allow platform operators to introduce new services, such as enabling the set-top box to access music, video and pictures stored on personal computers in the home network, archiving of digital content stored on a DVR and video conferencing via VoIP.

Customers

Our main customers are the digital pay-television platform operators that utilize a broadcast distribution infrastructure to deliver video and data to multiple subscribers. A broadcast distribution infrastructure consists of three main elements:

1)	a broadcast head-end, which includes technologies that encrypt and package the video and other data into a broadcast stream;

2)
a distribution system, which transmits the broadcast stream (e.g., via satellite, broadband, cable or terrestrial) to an end user. The distribution infrastructure may contain a “return path,” which is a means for communications to be sent from the subscriber back to the broadcaster; and

3)
a set-top box, which converts the broadcast signal into television video. Conditional access technologies (which may include a smart card inserted into the set-top box) ensure that subscribers can only decrypt content that they have been authorized by the platform operator to receive. The set-top box also contains the technologies, including middleware, that enable the consumer to use features such as EPGs, DVRs and interactive applications.

Viewers of a digital pay-television service, who are subscribers of the platform operator or the content provider, are users of our technology but are not our customers because we have no direct commercial relationship with them.

We supply technologies that are components within either the broadcast head-end or in the set-top box. We supply smart cards and chip security technologies for set-top boxes and provide security services to help monitor and maintain the security of the broadcast platform. Our technologies have been implemented for use on a variety of distribution systems.

A platform operator can broadcast to an increasing number of subscribers by adding additional set-top boxes and the associated smart cards, without the need to add additional components to the head-end until operating limits are reached and head-end upgrades required. Therefore, a broadcast platform is scalable subject to its operating limits. The fees we charge relate primarily to the number of subscribers and/or smart cards related to that platform operator. A part of our revenue growth is derived from platform operators’ subscribers increasing the number of set-top boxes in their homes and upgrading their set-top boxes to newer models that contain additional functionality.

We have also created solutions to enable platform operators to securely deliver content to other platforms and devices, including personal computers, mobile telephones, portable media players and external storage devices. These solutions often include a security element, as well as middleware, EPGs and interactivity.

In addition to selling to platform operators, we may sell interactive applications to content providers. Such customers usually do not operate a broadcast platform, but provide content for transmission over a platform operator’s network. The applications we sell to content providers make use of the functions and capabilities of the broadcast infrastructure.

We work with suppliers of other components of a broadcast platform, such as broadcast equipment, set-top box, and residential gateway device manufacturers. We integrate our technologies with those of other suppliers to provide a platform operator with the functionality required. A particular platform operator may purchase some components from our competitors.

We are committed to developing industry co-operation by actively participating in many key standards organizations. We use these forums proactively to promote standards that maximize interoperability and enable broadcasters and platform operators to meet the challenge of integrating broadcast, information and telecommunications technologies.

Our technology is integrated into set-top boxes manufactured by most of the major consumer electronics manufacturers. In order to provide platform operators and subscribers with greater choice and security of supply, it is important that our technologies be integrated into as many different types of set-top boxes, computer chips (which are incorporated into the set-top boxes) and other broadcast equipment as possible. This also aids price competition to the benefit of our customers.

Our sales teams operate in the United Kingdom, Europe and the Middle East, the United States, Latin America and the Asia-Pacific region. They are supported by regional marketing activity designed to promote awareness of our company and our technologies and services in each region. We may bid jointly with broadcast equipment manufacturers, system integrators and consumer electronics manufacturers for projects to implement a new platform.

During the fiscal year ended June 30, 2007, two customers each accounted directly and indirectly for more than 10% of our revenues. These customers and the percentage of our fiscal 2007 revenues that they contributed were: The DIRECTV Group, Inc. (“DIRECTV”) in the United States (27.4%) and British Sky Broadcasting Group plc (“BSkyB”) in the United Kingdom and Ireland (24.4%). These customers, as well as some other customers of ours, are businesses in which News Corporation has an interest. Information about our business transactions with related parties is provided in Note 12 to our audited consolidated financial statements.

Competition

We compete primarily with technologies such as NagraVision (developed by Kudelski SA), DigiCipher (developed by Motorola, Inc.), Power Key (developed by Scientific-Atlanta, Inc.), OpenTV (developed by OpenTV Corp.) and Microsoft Mediaroom (developed by Microsoft Corporation) both to attract new customers and to retain our existing customers. In addition, some of the companies that currently operate in the software business, but which have not historically been active competitors of ours, may, through acquisitions or the development of their own resources, seek to enter and obtain significant market share in our current or planned business areas.

Competition is intense and, in addition to price and commercial terms, we consider our key differentiators to be:

•	the level of security that our technologies offer to a platform operator and our ability to maintain that security;

•	the quality and ease of use of our systems;

•	the availability of our other software elements, such as middleware, interactive software, EPG and DVR, which allow a platform operator to provide additional services;

•	the availability of set-top boxes and residential gateway devices offered by manufacturers with whom our technology is integrated; and

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

The technologies deployed at the platform operator’s head-end and in the consumer device are tightly integrated and are an essential component of a digital pay-television network and the channels and other content carried. Our customers may purchase technologies and services from us in one or more of these main areas. The technologies and services we provide comprise a single business segment from which we derive a number of different revenue streams. A discussion of these revenue streams and a quantitative commentary on our business is given under Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our main technology solutions and services are discussed in more detail below.

Conditional Access

Conditional access systems are an essential component of a pay-television platform. Conditional access systems enable our customers to manage and control the secure distribution of entertainment and information, whether distributed by broadcast or broadband media (including cable, satellite, terrestrial, telephone network, the Internet, etc.). Conditional access systems provide two primary functions; first, they protect content from unauthorized viewing, redistribution and piracy, and second, they enable our customers to charge subscribers for a selected content package or event.

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

•
technologies that are integrated in the set-top box and which, if authorized, permit the decryption of content and which also support various functions essential to the EPG, DVR functionality, return path communication and interactive applications; and

•
a removable smart card that is inserted into each set-top box and contains an embedded computer chip that, if authorized, generates code words used by the set-top box to decrypt and display the relevant content. The smart card is manufactured under strict security conditions by third-party manufacturers, based on proprietary designs provided by us.

All of our smart cards are tested, programmed and dispatched from one of our two facilities, which are located in the United Kingdom and in the United States, and together are capable of embedding computer chips in up to 60 million smart cards per year. During the fiscal year ended June 30, 2007, we distributed 26.3 million smart cards.

We maintain a proactive security policy by use of in-house security designs, careful selection of a variety of chip platforms for deployment by customers and by implementing, when necessary, electronic over-the-air countermeasures altering authorized smart cards in a manner which then renders counterfeit smart cards obsolete. We may also provide our customers with a new generation of smart cards from time to time, which enable new features and up-to-date technology to be introduced. Certain of our customers may proactively replace all their smart cards with the new generation of smart cards (“changeover cards”). Our smart cards are customized to meet each of our customers’ requirements.

As of June 30, 2007, 75.4 million set-top boxes VideoGuard conditional access technology were in use, an increase of 10.4 million since June 30, 2006. Our largest conditional access customers and their region of operation include DIRECTV (United States), BSkyB (United Kingdom), SKY Italia (Italy), DIRECTV PanAmericana (Latin America), Sky Mexico (Mexico), Sky Brasil (Brazil), FOXTEL (Australia), SkyLife (South Korea), TataSky (India), YES (Israel), Cablevision (U.S.), Shenzhen Media Group (China) and Viasat (Scandinavia).

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

We provide a full range of middleware solutions, which include:

•
MediaHighway Core – an easily upgradeable middleware solution that allows platform operators to deploy a wide range of services, including EPGs, interactive applications and DVRs, quickly and cost effectively on low cost set-top boxes;

•
MediaHighway Advanced ─ a multi-tasking middleware solution that runs on fully featured set-top boxes. The architecture and features of MediaHighway Advanced support complex systems such as home networking with broadband access. MediaHighway Advanced complies with the major television and Internet open standards, including DVB-MHP, HTML 4.0, OCAP and JavaScript.

In December 2006, we acquired Jungo, an Israeli-based developer and supplier of software for residential gateway devices under the product name OpenRG. The acquisition of Jungo allows us to provide the underlying software for both the residential gateway device, as well as the set-top box, and will allow us to develop integrated solutions for enhanced IPTV and broadband services. In addition, we expect that the collaboration between these two devices in the home network will allow platform operators to introduce new services, such as enabling the set-top box to access music, video and pictures stored on personal computers in the home network, archiving of digital content stored on a DVR and video conferencing via VoIP.

Approximately 20.2 million middleware clients, which include both MediaHighway middleware solutions and OpenRG residential gateway devices, were deployed during the fiscal year ended June 30, 2007, bringing the cumulative total number of middleware clients deployed as of June 30, 2007 to 61.8 million. Our largest middleware customers and their regions of operation include: DIRECTV (United States), Canal Satellite (France), Digital Plus (Spain), Canal Digital (Scandinavia), Sky Mexico (Mexico), Sky Brasil (Brazil), DIRECTV Latin America (Latin America), Premiere (Germany), Astro/Measat (Malaysia), TataSky (India) and YES (Israel). We are working on projects for deployment of our middleware and residential gateway devices to other customers in fiscal 2008.

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

Our XTV technology is being deployed by the following customers: DIRECTV (United States), BSkyB (United Kingdom), FOXTEL (Australia), Sky Brasil (Brazil), Sky Mexico (Mexico). SKY Television (New Zealand), SKY Italia (Italy), Viasat (Scandinavia), DIRECTV Latin America (Latin America), YES (Israel) and HOT (Israel). We are working on projects for deployment of our XTV technologies to other customers in fiscal 2008.

Because of the way in which our XTV is tightly integrated with our conditional access technologies, we do not consider other DVR products to be direct competitors.

We also have a DVR technology that is an extension of our MediaHighway middleware but which is not integrated with our conditional access technologies. This technology is used by Canal Satellite in France and Sogecable in Spain.

As of June 30, 2007, we estimate that a cumulative 7.3 million DVR clients have been deployed, an increase of 3.8 million since June 30, 2006.

Broadband and IPTV

Our technologies and systems for broadband and IPTV are marketed under the “Synamedia” and “NDS Metro” names. Synamedia incorporates our technologies for IPTV middleware, user interfaces, personalization, content protection and rights management. It provides a broadband platform operator with the ability to offer television services, such as video-on-demand (“VOD”), multi-cast television, video streaming, content guides, interactive applications, secure commerce and DVR-type functionality.

In conjunction with our broadband and IPTV technologies, our VideoGuard security system protects content at all stages of delivery, from the broadband access point to the set-top box in the home. Once content is received inside the home, VideoGuard protects the valuable digital content from piracy, whether it is stored locally or routed through a home network. VideoGuard uses content encryption and a secure key management system that allows IPTV set-top boxes to be used for viewing content on a television screen.

Our broadband and IPTV technologies provide content protection for: telecommunications companies wanting to introduce new video and television services; content providers and broadband broadcasters considering IPTV broadcasting and VOD services; cable television companies considering phone networks or Fiber To The Home as an alternative to digital cable; and satellite or terrestrial broadcasters considering VOD over IPTV to complement their traditional broadcast business.

Among our broadband and IPTV customers are BB Cable / Softbank (Japan), CYTA (Cyprus), Sistema (Russia), Viasat (Scandinavia), RomTelecom (Romania), Korea Telecom (Korea), Telekom Austria (Austria) and SES-Americom (United States). Some of these systems are being trialed and there is no assurance that they will be widely deployed.

Numerous companies offer competing technologies in the area of broadband and IPTV, including telecommunications companies and businesses which supply software to the personal computer market.

Interactive Television Infrastructure and Applications

Our “Value@TV” set of solutions provide a suite of tools supporting the creation, packaging, delivery and management of interactive content and applications for broadcast content. We also offer a suite of standardized applications that can be licensed by, or customized for, a particular application. These applications include EPG, games and gaming (which we sell under the “Visionik Games” and “Orbis” brand names), voting, sports applications, news, commerce, interactive advertising and other enhanced television applications. Our Value@TV solutions are integrated with our VideoGuard technologies to enable secure communication from the set-top box to the head-end via the return path where security is essential to the application, for example where purchase transactions are initiated.

Most of our major broadcast platform operator customers use aspects of our Value@TV solution. We also supply technology and applications to numerous channel and content providers operating on these platforms.

Our “OpenBet” software is used by licensed bookmakers and gaming organizations as a platform for Internet and television-based bookmaking and gaming operations. Although such bookmaking and gaming operations are generally prohibited in the United States, their use is permitted in several other jurisdictions, including the United Kingdom. OpenBet allows a single operator to create multiple betting sites (e.g., retail locations, Internet and television) all powered by the same OpenBet server. It has two main elements: the OpenBet database engine and the OpenBet game framework. The OpenBet database engine is the core of the system. It contains all the central features required by any gambling site, including customer accounts, registration and identity validation, electronic payment, event management, liability management and monitoring, multi-currency and multi-lingual functions, regulatory compliance, administration and reports. The OpenBet game framework allows operators to offer games, which may be developed by us or by third parties. Different types of games can be offered, such as sports betting, casino games, lottery games and fantasy competitions.

OpenBet is used by many of the major bookmakers in the United Kingdom and some companies in the Asia-Pacific region. OpenBet is used by several bookmakers and gaming companies that operate specialist channels or applications on the BSkyB platform. We do not sell OpenBet to companies that to our knowledge offer bookmaking and gaming operations in the United States or accept bets from the United States, and only sell OpenBet to companies that operate in tightly regulated markets. We include in each of our licensing arrangements appropriate measures and undertakings to protect against bets being accepted from persons in the United States or any other jurisdiction where such activities are or may be prohibited by law. This policy limits the potential market for OpenBet.

Integration and Support Services

We complement our technologies with a wide range of services, including consulting, broadcast system design and integration, support and maintenance and, in some cases, on-site operation and management of systems we have supplied to our customers. Our experience in implementing large and complex systems has enabled us to provide services to assist companies in planning and designing new platforms. System integration involves both the selection of appropriate vendors and the integration of various components, including those of third-party manufacturers, into a single operational broadcast system. In some cases, we may act as prime integrator and subcontract aspects of the work to third parties. In other cases, we may be a subcontractor to a third-party prime integrator. Once our customers’ systems are operational, we offer them after-sale services, including ongoing support and maintenance.

Intellectual Property

Our technology and intellectual property are critical to our success. We need to protect our intellectual property rights, both in our proprietary technology and in technology which is licensed to us. We rely on a combination of patent, copyright and trademark laws, trade secrets, licenses, confidentiality agreements and contractual provisions to protect our proprietary rights. We generally enter into confidentiality and non-disclosure agreements with our employees, customers and suppliers.

We are the exclusive worldwide licensee of various patents, patent applications and patentable inventions from Yeda Research & Development Company Limited (“Yeda”) in Israel in the area of digital identification and signature schemes. We pay a royalty to Yeda based on a percentage of relevant revenues arising from our VideoGuard conditional access technologies. We have a worldwide non-exclusive license to use certain patents owned by Thomson SA which support our MediaHighway middleware technologies. We are also a non-exclusive licensee of intellectual property rights owned by various third parties. These rights have been acquired by the payment of a fixed sum or ongoing royalty.

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

Our computer chip design team has developed a number of proprietary improvements to the security and functionality of computer chips that we integrate into our smart cards and which are located in set-top boxes. Such improvements include, for example, functions that hinder the unauthorized duplication of our smart cards or hinder the use of counterfeit smart cards in a set-top box.

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

We actively consider how to best protect our technology, which may include patents. We then analyze the particular technology and consider a number of criteria, including the business case and feasibility, in determining whether to apply for a patent for the technology. If we deem it appropriate, we proceed with the patent application process. In addition, we implement policies and procedures to safeguard our intellectual property. We continually review our patent decisions, as well as our security policies and procedures, in order to ensure that our intellectual property is protected appropriately.

Research and Development

Our total expenditure on research and development in the three fiscal years ended June 30, 2007, 2006 and 2005 was $174.4 million, $145.5 million and $166.5 million, respectively. This includes the cost of research into new technologies that may be of future benefit to us and our customers and the cost of developing prototype applications for demonstration to customers and potential customers.

The largest research and development projects have been on set-top box software, particularly the development of advanced middleware, EPG and DVR technologies and the adaptation of these technologies for high definition services.

We are also investigating how aspects of our technology may be applied to content protection more generally. Consumers are increasingly expecting more flexibility as to the place and time they view digital content. A key issue for content owners and distributors is that once the digital content is moved to an unprotected environment outside their control, it can be copied, redistributed and viewed in its original quality, illegally or without the content owners’ ability to generate revenues from such use.

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

We are also developing hybrid set-top boxes which combine satellite or cable delivery with broadband IP connectivity in our “XSpace” technology solution. We consider XSpace to be an efficient way of combining broadcast television with VOD content and niche programming from the Internet.

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

In certain jurisdictions, applicable regulations may require cable television operators to accommodate CableCARD technology. NDS technology supports CableCARD and we have already deployed such solutions in Korea. We do not believe these regulations will have a material impact on our business.

We do not operate as a bookmaker. However, our OpenBet software is a betting and gaming application supplied to bookmakers. Our customers are therefore subject to regulation in the jurisdictions in which they offer their services. This may involve the independent certification of our software. In many jurisdictions, betting and gaming regulations are being reviewed, specifically to address betting and gaming on the Internet and television. It is possible that our customers will become subject to new regulations in this area. The current regulations, which differ from jurisdiction to jurisdiction, and any future changes in such regulations, may affect our ability to sell our technologies and services related to betting and gaming. Internet betting and gaming operations are generally prohibited in the United States, and we do not offer our OpenBet software to customers that to our knowledge offer bookmaking or gaming operations in the United States or accept bets from the United States.

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

We purchase the computer chips which are contained within our smart cards from third-party manufacturers. There are very few companies with the manufacturing skills and capacity to supply our requirements for smart card chips, especially given the sophistication of our designs. Additionally, we often use a single manufacturer for a particular generation of smart card for a particular customer. Accordingly, any disruption to supply or lack of availability of manufacturing capacity at our computer chip suppliers could harm our ability to deliver smart cards to our customers or could negatively affect our operating margins.

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

Of our 75.4 million authorized smart cards in use as of June 30, 2007, 61.9 million were covered by security maintenance contracts under which we may have an obligation to replace the smart cards at some future point. Because our smart cards have remained secure, some customers have opted to delay replacement of their existing security cards from when replacement was originally contemplated. Revenue received but deferred in respect of this security maintenance obligation amounted to $180.0 million as of June 30, 2007. We will make inventory purchases in future periods in order to satisfy our smart card supply obligations in respect of these cards.

ITEM 1A.	RISK FACTORS

Prospective investors should consider carefully the risk factors set out below before making an investment in the Company’s securities.

Our business will suffer if we do not respond to commercial and technological changes affecting the broadcasting industry.

Our business and the market in which we operate are characterized by rapid commercial and technological change, evolving industry standards and frequent product enhancements. Many digital broadcasters are seeking more sophisticated software that will afford them greater flexibility in delivering content such as news, films and sports. They are also seeking to offer additional services, such as middleware, EPGs, games, gaming and other interactive applications, DVR functionality, home networking and other services.

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

Our business may suffer if we and our customers do not respond to commercial and technological changes affecting the business of delivering information and entertainment, especially the threat of the Internet and broadband and IPTV technologies.

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

A significant portion of our revenues is derived from the sale of smart cards to our customers and ongoing fees paid by our customers on a monthly basis based on the number of active subscribers or authorized smart cards. We also receive royalties based on each set-top box manufactured or deployed that incorporates our technologies. Therefore, a significant portion of our revenues is dependent upon our customers’ subscriber numbers, the growth in subscriber and set-top box numbers, the degree to which set-top boxes are replaced with enhanced models and the number of set-top boxes in each subscriber’s home. If our customers’ subscriber numbers do not continue to increase, we may be unable to generate substantial revenue growth or sustain our current revenue levels and, as a consequence, our business, operating results and financial condition could be materially adversely affected.

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

We compete with numerous companies both to attract new customers and to retain our existing customers. Such competition may cause us to lose market share and may result in reduced profit margins. It may also hinder our ability to develop our business in areas such as DVRs, middleware, interactive television services and broadband and IPTV. In addition, some of the companies that currently operate in the software business, but that have not historically been active competitors of ours may, in the future, through acquisitions or the development of their own resources, seek to enter and obtain significant market share in our current or planned business areas. Increased competition from existing or new competitors could result in price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business, operating results and financial condition.

We derive a significant portion of our revenues from a limited number of large customers. Our revenues could decline significantly if any of these customers significantly reduces its purchases of our technology or services or terminates its relationship with us.

Our growth has depended historically on large digital satellite broadcasters introducing, marketing and promoting products and services that utilize our technology. We currently derive, and we expect to continue to derive, a significant portion of our revenues from a limited number of large customers. Our three largest customers are DIRECTV, BSkyB and SKY Italia. During the fiscal year ended June 30, 2007, these three customers accounted directly and indirectly for approximately 62% of our total revenues. News Corporation, an approximately 73% holder of our total and issued outstanding share capital, currently owns approximately 39%, 39% and 100% of DIRECTV, BSkyB and SKY Italia, respectively. In December 2006, News Corporation announced that it entered into an agreement with Liberty Media Corporation, which, if consummated, would result in News Corporation no longer owning its shares in DIRECTV. The agreement received the requisite approval by the stockholders of News Corporation in April 2007 but remains subject to regulatory approval. News Corporation has announced that it expects the transaction to be completed in the second half of the 2007 calendar year. We have a number of contracts with DIRECTV, its subsidiaries and affiliates, covering the supply of conditional access, middleware and DVR technologies, which expire at various dates through 2010 and which contain various terms covering renewal and termination. We expect to continue to be dependent upon a limited number of customers for a significant portion of our revenues, although the particular customers may vary from period to period. If a large customer purchases significantly less of our products or services, defers or cancels orders, or fails to renew or terminates its relationship with us or renews with us on less favorable terms, our revenues could decline significantly and as a result, our business, operating results and financial condition could be materially adversely affected.

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

Changes to current accounting policies or in how such policies are interpreted or applied to our business could have a significant effect on our financial results.

New accounting pronouncements or a change in how U.S. generally accepted accounting principles (“GAAP”) is interpreted or applied to our business could have a significant effect on our financial results. Our accounting policies that recently have been or may in the future be affected by changes in the accounting rules include revenue recognition, accounting for income taxes and accounting for goodwill and other intangible assets.

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

The telecommunications, media, broadcast, cable television and gaming and gambling industries are subject to extensive regulation by governmental agencies. These governmental agencies continue to oversee and adopt legislation and regulation over these industries, particularly in the areas of user privacy, consumer protection, online content distribution and the characteristics and quality of online products and services, which may affect our business, the development of our products, the decisions by market participants to adopt our products and services or the acceptance of interactive television by the marketplace in general. In particular, governmental laws or regulations restricting or burdening the exchange of personally identifiable information could delay the implementation of interactive services or create liability for us or any other manufacturer of software that facilitates information exchange. These governmental agencies may also seek to regulate interactive television directly. Future developments relating to any of these regulatory matters may adversely affect our business.

A portion of our business involves the licensing of software used to conduct betting and gaming applications. The regulation of the gambling industry is complex, intensive and constantly changing. The adoption or modification of laws or regulations relating to Internet gambling in various jurisdictions could adversely affect the manner in which we currently conduct this portion of our business.

Fluctuations in foreign exchange rates could harm our financial condition.

A risk inherent in our international operations is the exposure to fluctuations in currency exchange rates. In the fiscal year ended June 30, 2007, approximately 50% of our revenues and approximately 72% of our total expenses were denominated in currencies other than the U.S. dollar. As a result, we are exposed to fluctuations in foreign exchange rates that may have a material adverse effect on our business, operating results and financial condition.

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

We are controlled by News Corporation. As of June 30, 2007, News Corporation beneficially owned approximately 72.8% of our total issued and outstanding share capital. Because News Corporation beneficially owns 100% of our Series B ordinary shares, par value $0.01 per share (“Series B Ordinary Shares”), which have ten votes per share (as opposed to our Series A Ordinary Shares, par value $0.01 per share (“Series A Ordinary Shares”), which have one vote per share), it controls approximately 96.4% of our voting power. By reason of such ownership, News Corporation is able to control the composition of our entire Board of Directors and to control the votes on all other matters submitted to a vote of our shareholders. Four of our seven current Directors have been appointed by News Corporation, including Dr. Abe Peled, our Chairman and Chief Executive Officer, who from time to time is involved in matters pertaining to News Corporation’s wider business interests.

Businesses in which News Corporation has an interest currently account for, and are expected to continue to account for, a significant portion of our revenues. During the fiscal year ended June 30, 2007, approximately 73% of our total revenues were derived directly from businesses in which News Corporation has an interest. Those businesses include our three largest customers. Although we believe the terms of our contracts with such related parties are no less favorable to us than those that we could obtain from unrelated third parties, we cannot assure you that this is the case.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We operate from a number of facilities, principally located in the United Kingdom, Israel, France, India and the United States.

All of our facilities are leased. Our main facilities are as follows:

•	Heathrow, England ─ Executive and administrative offices;

•	Staines, England ─ Set-top box software development and system integration;

•	Maidenhead, England ─ Smart card processing and distribution;

•	Chandlers Ford, England ─ Set-top box software development and system integration;

•	Chiswick, England ─ Development of betting applications;

•	Jerusalem, Israel ─ Research and development, conditional access system support;

•	Costa Mesa, California ─ Principal offices for our U.S. operations, including smart card processing and distribution;

•	Issy-les-Moulineaux, France ─ Software development; and

•	Bangalore, India ─ Software development.

In addition, we have leased premises in Hong Kong; Beijing, China; Copenhagen, Denmark; Seoul, South Korea; Netanya, Israel; and Sydney, Australia.

In June 2006, we leased additional premises in Bangalore, India and expect to occupy them, once the premises have been fitted out, during the fiscal year ending June 30, 2008.

ITEM 3.	LEGAL PROCEEDINGS

Echostar Litigation

On June 6, 2003, Echostar Communications Corporation, Echostar Satellite Corporation, Echostar Technologies Corporation and Nagrastar L.L.C. (collectively, “Echostar”) filed an action against us in the United States District Court for the Central District of California. Echostar filed an amended complaint on October 8, 2003, which purported to allege claims for violation of the Digital Millennium Copyright Act (“DMCA”), the Communications Act of 1934 (“CA”), the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, California’s Unfair Competition statute and the federal Racketeer Influenced and Corrupt Organizations (“RICO”) statute. The complaint also purported to allege claims for civil conspiracy, misappropriation of trade secrets and interference with prospective business advantage. The complaint sought injunctive relief, unspecified compensatory and exemplary damages and restitution. On December 22, 2003, all of the claims were dismissed by the court, except for the DMCA, CA and unfair competition claims, and the court limited these claims to acts allegedly occurring within three years of the filing of Echostar’s original complaint.

After Echostar filed a second amended complaint, we filed a motion to dismiss this complaint on March 31, 2004. On July 21, 2004, the court issued an order directing Echostar to, among other things, file a third amended complaint within ten days correcting various deficiencies noted in the second amended complaint. Echostar filed its third amended complaint on August 4, 2004. On August 6, 2004, the court ruled that we were free to file a motion to dismiss the third amended complaint, which we did on September 20, 2004. The hearing occurred on January 3, 2005. On February 28, 2005, the court issued an order treating our motion to dismiss as a motion for a more definite statement, granting the motion and giving Echostar until March 30, 2005 to file a fourth amended complaint correcting various deficiencies noted in the third amended complaint. On March 30, 2005, Echostar filed a fourth amended complaint, which we moved to dismiss. On July 27, 2005, the court granted in part and denied in part our motion to dismiss, and again limited Echostar’s surviving claims to acts allegedly occurring within three years of the filing of Echostar’s original complaint. We believe these surviving claims are without merit and we intend to vigorously defend against them.

On October 24, 2005, we filed our Amended Answer with Counterclaims, alleging that Echostar misappropriated our trade secrets, violated the Computer Fraud and Abuse Act and engaged in unfair competition. On November 8, 2005, Echostar moved to dismiss our counterclaims for conversion and claim and delivery, arguing that these claims were preempted and time-barred. Echostar also moved for a more definite statement of our trade secret misappropriation claim. On December 8, 2005, the court granted in part and denied in part Echostar’s motion to dismiss and for a more definite statement, but granted us leave to file amended counterclaims. On December 13, 2005, we filed a Second Amended Answer with Counterclaims, which Echostar answered on December 27, 2005. The court has set this case to go to trial in February 2008.

Sogecable Litigation

On July 25, 2003, Sogecable, S.A. and its subsidiary Canalsatellite Digital, S.L., Spanish satellite broadcasters and customers of Canal+ Technologies SA (together, “Sogecable”), filed an action against us in the United States District Court for the Central District of California. Sogecable filed an amended complaint on October 9, 2003, which purported to allege claims for violation of the DMCA and the federal RICO statute. The amended complaint also purported to allege claims for interference with contract and prospective business advantage. The complaint sought injunctive relief, unspecified compensatory and exemplary damages and restitution. On December 22, 2003, all of the claims were dismissed by the court. Sogecable filed a second amended complaint. We filed a motion to dismiss the second amended complaint on March 31, 2004. On August 4, 2004, the court issued an order dismissing the second amended complaint in its entirety. Sogecable had until October 4, 2004 to file a third amended complaint. On October 1, 2004, Sogecable notified the court that it would not be filing a third amended complaint, but would appeal the court’s entry of final judgment dismissing the suit to the United States Ninth Circuit Court of Appeals. On December 14, 2006, the appellate court issued a memorandum decision reversing the district court’s dismissal. On January 26, 2007, we filed our petition for rehearing by an en banc panel of the United States Ninth Circuit Court of Appeals. On February 21, 2007, the petition was denied. On June 11, 2007, we filed a petition for a Writ of Certiorari in the United States Supreme Court seeking reversal of the Ninth Circuit Court of Appeals’ decision. We believe that Sogecable’s claims are without merit and we will continue to vigorously defend ourselves in this matter.

Barry Thomas Litigation

On November 28, 2005, Barry W. Thomas filed a complaint alleging infringement of United States Patent No. 4,777,354 by DIRECTV, Inc., its parent The DIRECTV Group, Inc., and the National Rural Telecommunications Cooperative in the United States Distinct Court for the Western District of North Carolina, Charlotte Division, captioned Barry W. Thomas v. DIRECTV, Inc., et al., No. 3:05CV496-K (W.D.N.C.). Although not a party to this case, we have assumed a share in the cost of DIRECTV, Inc.’s defense. The asserted patent expired on January 27, 2006.

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

DIRECTV, Inc. filed a motion for summary judgment barring pre-suit damages based on its laches defense on September 12, 2006. The court granted DIRECTV, Inc.’s motion on December 19, 2006, limiting DIRECTV, Inc.’s potential liability to the two-month period between the filing of the complaint and the expiration of the patent. There is no schedule for pretrial proceedings or trial date set by the court, although the court held a patent claim construction hearing on November 17, 2006. The parties are now awaiting the court’s decision on issues of claim construction and further guidance concerning a case schedule.

We believe that Mr. Thomas’s claims are without merit and we will continue to vigorously defend ourselves in this matter.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

ADSs, each representing one Series A Ordinary Share are traded on the NASDAQ Stock Market. The ADSs are evidenced by American Depositary Receipts (“ADRs”) issued by The Bank of New York as depositary, under a Deposit Agreement, dated November 26, 1999, by and among us, The Bank of New York and the owners and beneficial owners of the ADRs.

The high and low closing prices for our ADSs for each quarterly period within the two most recent fiscal years are as follows:

	High Price per ADS	Low Price per ADS
Fiscal year ended June 30, 2007
First quarter	$48.15	$41.64
Second quarter	49.77	42.33
Third quarter	51.29	44.86
Fourth quarter	53.70	46.95

Fiscal year ended June 30, 2006
First quarter	$38.02	$33.37
Second quarter	42.45	36.08
Third quarter	52.26	41.13
Fourth quarter	55.99	44.63

On October 31, 2006, we voluntarily de-listed our ADSs from the First Market - Continuous of the Euronext Brussels exchange in Belgium (“Euronext”). The volume of ADSs traded on Euronext had been negligible.

As of August 27, 2007, there were 31 holders of record of our ADSs.

Dividends

It has been our policy to retain profits for the future development of the business and accordingly no dividends have been paid since our initial public offering in November 1999, and none is proposed. We intend to keep this policy under review and will consider whether it is appropriate to pay dividends in the future.

Equity Compensation Plan Information

The following table shows the number of stock options outstanding as of June 30, 2007, and the weighted-average exercise price of those stock options granted under our equity schemes:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by shareholders	2,789,602	$29.05	12,789,602	(1)
Equity compensation plans not approved by shareholders	—	—	—
Total	2,789,602	$29.05	12,789,602	(1)
____________
(1)
Relates to 2,789,602 Series A ordinary shares issuable upon exercise of outstanding stock options, as well as 10,000,000 Series A ordinary shares available for issuance under the NDS Group plc 2006 Long-Term Incentive Plan.

Purchase of Equity Securities by the Issuer and Affiliated Purchaser

Neither we, nor any purchaser affiliated with us, purchased any of our ADSs during the fourth quarter of the fiscal year ended June 30, 2007.

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

Statement of operations data

	For the fiscal years ended June 30,
(in thousands, except per share amounts)	2007(1)	2006(1)	2005	2004(2,3,4)	2003(2)

Revenue	$709,492	$600,123	$556,330	$356,663	$407,350
Cost of goods and services sold	(268,484)	(242,622)	(218,938)	(84,387)	(171,825)

Gross margin	441,008	357,501	337,392	272,276	235,525
Operating expenses	(280,652)	(226,772)	(245,201)	(223,851)	(158,957)

Operating income	160,356	130,729	92,191	48,425	76,568
Other income	25,296	15,446	9,160	6,848	3,397
Income tax expense	(49,925)	(45,225)	(27,353)	(19,061)	(23,884)
Minority interests in subsidiaries, net of tax	—	—	—	843	162
Net income	$135,727	$100,950	$73,998	$37,055	$56,243

Basic net income per share	$2.37	$1.80	$1.35	$0.69	$1.04
Diluted net income per share	$2.33	$1.74	$1.29	$0.67	$1.04

Balance sheet data

	As of June 30,
(in thousands)	2007(1)	2006(1)	2005	2004(2)	2003(2)

Cash, cash equivalents and short-term investments	$592,750	$505,037	$339,791	$228,620	$202,185
Other current assets	252,703	196,198	159,877	164,791	72,538
Non-current assets	299,400	195,886	172,230	183,748	112,796
Total assets	$1,144,853	$897,121	$671,898	$577,159	$387,519

Current loans	$—	$—	$—	$—	$—
Other current liabilities	202,526	161,151	129,245	176,138	96,452
Non-current loans	—	—	—	—	609
Other non-current liabilities	204,054	168,276	115,900	67,677	26,030
Minority interests	—	—	—	—	97
Shareholders’ equity	738,273	567,694	426,753	333,344	264,331
Total liabilities and shareholders’ equity	$1,144,853	$897,121	$671,898	$577,159	$387,519

(1)	See Note 4 to our audited consolidated financial statements for information with respect to significant acquisitions during the fiscal years ended June 30, 2007 and 2006.
(2)
Effective November 12, 2004, News Corporation changed its corporate domicile from Australia to the United States and as a result, we ceased to qualify as a foreign private issuer under U.S. securities laws. Accordingly, the financial information presented in this Annual Report on Form 10-K is stated in U.S. dollars, and has been prepared in accordance with GAAP. Prior to November 12, 2004, we published our financial information in accordance with U.K. generally accepted accounting practice (“UK GAAP”) in pounds sterling. Financial information for periods ending on, and as of, dates prior to the beginning of the fiscal year ended June 30, 2005, has been derived from previously audited UK GAAP financial information by adjusting for differences between UK GAAP and GAAP and then translating that information into U.S. dollars.

(3)	The results of the MediaHighway business have been consolidated from the date of acquisition on December 16, 2003.
(4)	Operating expenses for the fiscal year ended June 30, 2004 include a goodwill impairment charge of $11.4 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of our financial condition, changes in financial condition and results of operations, and is organized as follows:

•
Overview of our business — This section provides a general description of our business and developments that have occurred during the fiscal year ended June 30, 2007 that we believe are important in understanding our results of operations and financial condition or to disclose known future trends.

•
Critical accounting policies and estimates — This section discusses our revenue and other accounting policies that we consider important to an understanding of our results of operations, and that require significant judgment and estimates on the part of management in application. Note 2 to the accompanying audited consolidated financial statements summarizes our significant accounting policies.

•
Results of operations — This section provides an analysis of our results of operations for the three fiscal years ended June 30, 2007. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•
Liquidity and capital resources — This section provides an analysis of our cash flows for the three fiscal years ended June 30, 2007. It includes a discussion of the financial capacity available to fund our future commitments and obligations, as well as a discussion of other financing arrangements.

Overview of our Business

We supply open end-to-end digital technology and services to digital pay-television platform operators, and content providers. Our technologies include conditional access and microprocessor security, broadcast stream management, set-top box and residential gateway middleware, EPGs, DVR technologies and interactive infrastructure and applications. Middleware and DVR technologies are deployed on third-party hardware devices, such as set-top boxes, residential gateway devices and PCs; we refer to these deployments as middleware clients and DVR clients, respectively. We provide technologies and services supporting standard definition and high definition television and a variety of industry, Internet and Internet protocol (IP) standards, as well as technology for mobile devices. Our software systems, consultancy and systems integration services are focused on providing platform operators and content providers with technology to help them profit from the secure distribution of digital information and entertainment to consumer devices that incorporate various technologies supplied by us.

Our main customers are the digital pay-television platform operators that utilize a broadcast infrastructure to deliver video and data to multiple subscribers. In addition, we may sell interactive applications to content providers. Such customers usually do not operate a broadcast platform, but provide content for transmission over a platform operator’s network. The applications we sell to content providers make use of the functions and capabilities of the broadcast infrastructure.

We work with suppliers of other components of a broadcast platform, such as broadcast equipment, set-top box, and residential gateway manufacturers. A particular platform operator may purchase some components from our competitors. We integrate our technologies with those of other suppliers to provide a platform operator with the functionality required.

Our customers consist of a limited number of large digital pay-television platform operators that are introducing, marketing and promoting products and services that utilize our technology. Our three largest customers are DIRECTV, BSkyB and SKY Italia. Together, these three customers contributed, directly and indirectly, approximately 62% of our revenues in the fiscal year ended June 30, 2007. We expect that a limited number of customers will continue to contribute a significant portion of our revenues.

We compete primarily with technologies such as NagraVision (developed by Kudelski SA), DigiCipher (developed by Motorola, Inc.), Power Key (developed by Scientific-Atlanta, Inc.), OpenTV (developed by OpenTV Corp., a company controlled by Kudelski SA) and Microsoft Mediaroom (developed by Microsoft Corporation) both to attract new customers and to retain our existing customers. In addition, some of the companies that currently operate in the software business, but that have not historically been active competitors of ours, may, through acquisitions or the development of their own resources, seek to enter and obtain significant market share in our current or planned business areas.

A significant portion of our revenues is dependent upon our customers’ subscriber bases, the growth in their subscriber bases and the related quantities of set-top boxes deployed. Revenues can vary from period to period as our revenues reflect a small number of relatively large orders for our technology and services. These generally have long sales and order cycles, and delivery and acceptance of our products and services fluctuate over the course of these cycles. Our accounting policies often require us to defer revenue until after our technologies have been deployed by our customers or to recognize contract revenues over the term of any post-contract support period.

We consider that we operate as a single segment and our business is managed as such. There are no separate divisions or profit centers. We assess the financial performance of our business by reviewing specific revenue streams in the aggregate and by customer. We assess our costs by considering individual cost centers and their aggregation into the general cost categories as described below.

In December 2006, we acquired Jungo, an Israeli-based developer and supplier of software for residential gateway devices. The residential gateway device and the software contained in it act as the interface between the broadband network and the various consumer electronic devices that are attached in a home network. The residential gateway device plays an important role in controlling the quality and management of the individual services. Residential gateway devices have grown in sophistication and are increasingly deployed by telecom companies as the main service termination point in consumers’ premises for the delivery of a variety of services, including broadband data, IPTV, VoIP telephony, video telephony and convergent wireless/wireline telephony. The acquisition of Jungo allows us to provide the underlying software for both the residential gateway device, as well as the set-top box, and will allow us to develop integrated solutions for enhanced IPTV and broadband services. In addition, we expect that the collaboration between these two devices in the home network will allow platform operators to introduce new services, such as enabling the set-top box to access music, video and pictures stored on personal computers in the home network, archiving of digital content stored on a DVR and video conferencing via VoIP. The acquisition of Jungo did not have a material impact on our revenues, operating income or net income during the fiscal year ended June 30, 2007.

Recent Business Development

In August 2007, we acquired 100% of the share capital of Cast-Up, Inc. (“Cast-Up”), a provider of solutions for the management and delivery of video over the Internet, for approximately $11.3 million in cash, plus up to an additional $2.5 million payable upon the achievement of certain performance objectives.

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

3)
Fees linked to the deployment and use of our technologies. These fees are typically based on the number of set-top boxes or residential gateway devices manufactured or deployed that contain the relevant technologies. Other fees may be based on the extent to which the technologies are used by our customers’ subscribers. For example, we may receive a share of incremental revenues generated by a platform operator or content provider from an application that incorporates our technologies. We refer to such fees as “license fees and royalties.”

These different types of fees are presented as three separate revenue streams in our consolidated statement of operations because they are influenced by different external factors.

We distinguish between revenues from “established technologies” and revenues from “new technologies.” We categorize as revenues from established technologies our revenue from conditional access, middleware and EPG technologies and fees from the customization and integration of those technologies into head-end systems and set-top boxes, together with associated support. Revenues from these technologies are allocated between the three different revenue streams identified above. We aggregate under our separate new technologies revenue stream all revenues that we derive from DVR technologies, advanced middleware technologies, technologies involving broadband and IPTV, interactive infrastructure and applications, and games and gaming. As our business develops, we will consider whether these groupings of revenue remain appropriate.

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

Personnel and facilities costs are allocated into four categories: operations; research and development; sales and marketing; and general and administration. We have employees and facilities in the United Kingdom, the United States, Israel, India, France, Denmark, Hong Kong, South Korea, China and Australia.

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

Sales and marketing costs mainly consist of personnel and related costs, including an allocation of facilities costs, of our sales and marketing employees in the United Kingdom, Europe and the Middle East, the United States and the Asia-Pacific region. Marketing costs also include advertising, exhibitions, marketing communications and demonstration activities.

General and administration costs consist primarily of executive and other personnel, facilities, legal and administration costs.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The arrangements under which we supply technologies and services to our customers are complex and require us to make an assessment as to the most appropriate way to recognize revenue in accordance with GAAP.

An accounting policy is considered to be critical if it is important to our financial condition and results, and if it requires significant judgment and estimates on the part of management in its application. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our observance of trends in our industry, information provided by or customers and information from other outside sources, as appropriate. Actual results may differ from the judgments under different assumptions or conditions. The development and selection of these critical accounting policies have been determined by our management and the related disclosures have been reviewed with the Audit Committee of our Board of Directors. For a summary of our significant accounting policies, see Note 2 to the accompanying audited consolidated financial statements.

Revenue accounting policies

Where an arrangement includes more than incidental software elements, we follow Statement of Position 97-2: “Software Revenue Recognition” (“SOP 97-2”). Where an arrangement does not involve the supply of software and that arrangement is separate from an arrangement for the supply of software, we follow Staff Accounting Bulletin No. 104: “Revenue Recognition,” (“SAB 104”) and Emerging Issues Task Force Issue No. 00-21: “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Many of our arrangements cover the supply of multiple deliverables. We have to make an assessment of the value of any undelivered elements of an arrangement in the manner required by GAAP and to defer revenue unless and until the criteria specified by GAAP have been met. As our business develops, other accounting guidance may become applicable. A summary of our revenue recognition accounting policies is set out in Note 2 to the accompanying consolidated financial statements. We set out below how we apply the policies to our different types of commercial arrangements:

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

Conditional access ─ Smart cards

Smart cards are hardware devices which we sell to platform operators for distribution to and use by their subscribers. Revenue derived from sales of smart cards is recognized upon delivery of the smart cards in accordance with contractual terms. Appropriate provision is made for the expected cost of warranties for the security of smart cards supplied.

Conditional access ─ Security services

For some contracts, we receive fees from platform operators for the maintenance of security of conditional access systems for a specified duration, which is typically the estimated useful life of each card. Such services provide the platform operator with a greater level of security than would be obtained by simply relying on the security features contained within the smart card. Fees are received over the duration of the agreed service period and are related to the number of subscribers or authorized smart cards of the relevant broadcast platform. These revenues are recognized over the term of the security contract. In some instances, the maintenance of security includes a requirement to replace a population of smart cards with a supply of “changeover cards” which is considered a separate unit of accounting. In such instances, an amount of maintenance income is deferred and recognized when the changeover cards are delivered. The amount of revenue to be deferred is based on the fair value of the undelivered future changeover cards. The estimate of the amount of revenue to be deferred requires management to make assessments of the timing of the card changeover, the volume of changeover cards to be supplied and the fair value per unit for those changeover cards. The amount of revenue deferred under this type of arrangement has increased to $180.0 million as of June 30, 2007, from $134.1 million as of June 30, 2006.

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

License fees and royalty revenues

License fee and royalty revenue is earned from the supply of software and accordingly is accounted for in accordance with SOP 97-2. Royalties are generally a function of the quantity of set-top boxes or residential gateway devices manufactured or deployed, which in turn is dependent upon the ability of the platform operator or service provider to generate new subscribers. The arrangements under which we earn royalty income and the application of SOP 97-2 to those arrangements typically result in revenues being recognized over a period of several years after the underlying software has been delivered. Subject to the other criteria of SOP 97-2 having been met, revenues are recognized when we have sufficiently reliable evidence of the volumes of set-top boxes manufactured or deployed. This is typically one to three months after actual manufacture or deployment.

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

Goodwill and other intangible assets

We have significant intangible assets, primarily intellectual property rights and goodwill arising in connection with business combinations. We account for business combinations under the purchase method of accounting. The total cost of acquisitions is allocated to the underlying net assets acquired, based on their respective estimated fair market values. Goodwill is recorded as the difference between the cost of acquiring an entity and the estimated fair market values assigned to its tangible and identifiable intangible net assets at the date of acquisition. Determining the fair market value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples. Goodwill is subject to an annual impairment test (or more often if circumstances dictate). Definite-lived intangible assets are amortized over their expected useful lives and the remaining useful life is re-assessed from time to time. Definite-lived intangible assets are subject to an impairment test when indicators of impairment exist. If we identify an impairment in value of goodwill or other intangible assets, we record an impairment charge in the period in which it is identified. The judgments made in determining the estimated fair market value assigned to each class of intangible assets acquired, as well as their useful lives and any potential impairment, can significantly impact our operating income.

Litigation, indemnity and intellectual property claims

Certain of our customers and other third parties have from time to time made allegations and/or filed claims against us or made claims under indemnities which we have provided in our contracts with customers. The existence of these matters require us to make estimates of the likely outcome of the actions or potential claims and to make a cost accrual for any liabilities where it is probable that we will make a settlement or be subject to an adverse court ruling. The judgments made in assessing the amount, if any, of cost accruals required can significantly impact our operating income.

Income taxes

Our operations are subject to tax in various domestic and international jurisdictions. Estimating income tax liabilities and the recoverability of deferred tax assets requires us to make estimates of the outcome of pending tax matters and well as the positions to be taken in the tax returns to be filed in respect of the fiscal year ended June 30, 2007, which have not yet been prepared. We believe that we have appropriately accrued for the expected outcome of all pending tax matters and we do not currently anticipate that the ultimate resolution of pending tax matters will have a material adverse effect on our consolidated financial condition, future results of operations or liquidity.

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

Recent accounting pronouncements

For a summary of recent accounting pronouncements, see Note 2(o) to our audited consolidated financial statements.

Results of Operations

Commentary on the fiscal year ended June 30, 2007 versus the fiscal year ended June 30, 2006

Revenue

Revenue for the periods under review was as follows:

	For the fiscal years ended June 30,
(in thousands)	2007	2006	Change	% Change

Conditional access	$396,420	$350,667	$45,753	13%
Integration, development & support	56,201	46,903	9,298	20%
License fees & royalties	107,349	88,686	18,663	21%
New technologies	143,495	106,193	37,302	35%
Other	6,027	7,674	(1,647)	(22)%

Total revenue	$709,492	$600,123	$109,369	18%

The 13% increase in conditional access revenues during the fiscal year ended June 30, 2007 as compared to the fiscal year ended June 30, 2006, was principally due to higher security fees and a higher volume of smart cards delivered to customers. Higher security fees arise from increases in the number of authorized smart cards in use at our broadcast platform customers. In some instances, a portion of the security fee includes a requirement to replace a population of smart cards with a supply of “changeover cards,” which is considered a separate unit of accounting. In such instances, an amount of the security fee is deferred and recognized when the changeover cards are delivered. For the fiscal year ended June 30, 2007, the proportion of gross security fee revenue deferred for changeover cards was lower than in the fiscal year ended June 30, 2006, as a majority of customers to whom we have such obligations have postponed the timing of changeover from what we had originally estimated. Authorized smart card activity in each period was as follows:

	For the fiscal years ended June 30,
(in millions)	2007	2006

Number of authorized cards, beginning of period	65.0	56.7
Net additions	10.4	8.3

Number of authorized cards, end of period	75.4	65.0

The quantity of smart cards delivered in each period was as follows:

	For the fiscal years ended June 30,
(in millions)	2007	2006

Number of smart cards delivered	26.3	24.4

The increase in the number of smart cards delivered in the fiscal year ended June 30, 2007 as compared to the fiscal year ended June 30, 2006, principally reflected deliveries to new customers in Europe, China and India. The volume of smart cards supplied exceeded the increase in authorized smart cards in use due to a mixture of churn and by the build-up of inventory by platform operators.

Integration, development and support revenues increased by 20% in the fiscal year ended June 30, 2007, compared to the fiscal year ended June 30, 2006. The recognition of revenues from new customers and from the delivery of enhancements to several of our major customers is dependent on the timing of satisfaction of all our revenue recognition criteria and therefore this component of our revenues tends to fluctuate from period to period. In the fiscal year ended June 30, 2007, we recognized revenue from the delivery of conditional access, EPG and middleware to TataSky, which commenced broadcasting in India in August 2006.

License fee and royalty revenues increased by 21% during the fiscal year ended June 30, 2007, as compared to the fiscal year ended June 30, 2006, principally as a result of higher conditional access and EPG royalties due to an increase in the number of platform operators and service providers that deploy our technology. This increase was partially offset by a decrease in the number of middleware clients deployed during the fiscal year ended June 30, 2007 as compared to the fiscal year ended June 30, 2006. The table below sets forth the number of middleware clients deployed by our customers during the fiscal years ended June 30, 2007 and 2006:

	For the fiscal years ended June 30,
(in millions)	2007		2006

Number of middleware clients deployed, beginning of period	41.6		20.4
Acquisitions	2.0	(1)	—
Additions	18.2		21.2

Number of middleware clients deployed, end of period	61.8		41.6

(1)	Acquisitions relates to 2.0 million residential gateway middleware devices, which were developed and deployed by Jungo, that were recognized at the time of the acquisition of Jungo.

The decrease in additions during the fiscal year ended June 30, 2007, as compared with the fiscal year ended June 30, 2006, was due to the fact that the volume of MediaHighway set-top boxes enabled during the fiscal year ended June 30, 2006 was unusually high because DIRECTV commenced the initial download of our MediaHighway middleware and other related technologies in certain new models of set-top boxes in use by their subscribers during that period.

The increase in revenues from new technologies of 35% in the fiscal year ended June 30, 2007, compared to the fiscal year ended June 30, 2006, was principally due to higher revenues from our DVR technologies and advanced middleware, gaming applications and residential gateway devices. The former was a result of an increase in the cumulative number of DVR clients deployed during the fiscal year ended June 30, 2007.

The increase in the cumulative number of DVR clients deployed in each period was as follows:

	For the fiscal years ended June 30,
(in millions)	2007	2006

Number of DVR clients deployed, beginning of period	3.5	1.4
Additions	3.8	2.1

Number of DVR clients deployed, end of period	7.3	3.5

In addition to the matters referred to above, comparisons of revenues for the fiscal year ended June 30, 2007 to the fiscal year ended June 30, 2006 were also affected by the relative weakness of the U.S. dollar over the periods. Approximately 50% of our revenues were denominated in currencies other than the U.S. dollar (principally pounds sterling and euros). We estimate that the weaker U.S. dollar has favorably impacted our total revenues for the fiscal year ended June 30, 2007 by approximately $26 million, or 4%, compared to the fiscal year ended June 30, 2006.

Cost of goods and services sold and gross margin

Cost of goods and services sold and gross margin for the periods under review were as follows:

	For the fiscal years ended June 30,
(in thousands)	2007	2006	Change	% Change

Smart card costs	$81,448	$83,021	$(1,573)	(2)%
Operations & support	166,308	139,772	26,536	19%
Royalties	16,332	15,035	1,297	9%
Other	4,396	4,794	(398)	(8)%

Total cost of goods and services sold	$268,484	$242,622	$25,862	11%

Gross margin	$441,008	$357,501	83,507	23.4%
Gross margin as a percentage of revenues	62.2%	59.6%	2.6%	**

**	Not meaningful.

We consider that gross margin, defined as revenues less costs and expenses associated with those revenues (i.e., cost of goods and services sold), is an important measure for our management and investors. We consider that it gives a measure of profitability that distinguishes between those costs that are broadly a function of direct revenue-earning activities and costs that are of a general nature or that are incurred in the expectation of being able to earn future revenues. Cost of goods and services sold excludes charges in respect of amortization of intellectual property rights and other finite-lived intangibles that we have acquired.

The decrease in smart card costs during the fiscal year ended June 30, 2007, compared to the fiscal year ended June 30, 2006, was due to lower unit costs, offset in part by higher deliveries of smart cards. Operations and support costs include employee and facilities costs related to smart card processing, customer support and development projects undertaken under customer contracts. The increase in operations and support costs in the fiscal year ended June 30, 2007, compared to the fiscal year ended June 30, 2006, was principally due to an increase in the number of our employees working on development, integration and support activities for our customers and, to a lesser extent, wage, salary and benefit increases during the period.

Royalty costs are amounts we pay to third parties for the use of their technology and are calculated based on revenues derived from certain technologies. The increase in royalty costs for the fiscal year ended June 30, 2007, compared to the fiscal year ended June 30, 2006, was primarily due to higher royalties paid to third parties in respect of conditional access and EPG revenues.

Because revenues increased by more than cost of goods and services sold, gross margin as a percentage of revenues was 62.2% for the fiscal year ended June 30, 2007, compared to 59.6% in the fiscal year ended June 30, 2006.

Operating expenses

Operating expenses for the periods under review may be analyzed as follows:

	For the fiscal years ended June 30,
(in thousands)	2007	2006	Change	% Change

Research & development	$174,400	$145,523	$28,877	20%
Sales & marketing	41,354	30,713	10,641	35%
General & administration	53,551	41,083	12,468	30%
Amortization of intangibles	11,347	9,453	1,894	20%

Total operating expenses	$280,652	$226,772	$53,880	24%

Our main operating expenses are employee costs (including the cost of equity-based awards), facilities costs, depreciation, and travel costs. Our main operating expenses have increased primarily due to a higher number of employees and the related increase in payroll, employee travel and facilities costs. Employee costs were approximately 24% higher during the fiscal year ended June 30, 2007, as compared to the fiscal year ended June 30, 2006. The increase in costs also reflects the full-year impact of investments made in new facilities and infrastructure during the latter part of the fiscal year ended June 30, 2006.

Our employee numbers (including contractors) increased over the periods under review, as follows:

	For the fiscal years ended June 30,
	2007		2006

Number of employees, beginning of period	2,989		2,508
Net additions	583	(1)	481

Number of employees, end of period	3,572		2,989

Average number of employees during period	3,298		2,765

(1)	Includes 136 employees of Jungo, acquired on December 31, 2006.

Research and development costs increased by 20% for the fiscal year ended June 30, 2007, compared to the fiscal year ended June 30, 2006, principally as a result of higher employee headcount due to more research and development being performed, which was partially offset by a $5.5 million grant from the French government as a consequence of our being engaged in certain eligible research projects. In the fiscal year ended June 30, 2006, we received an equivalent grant of $5.3 million.

Sales and marketing expenses increased by 35% in the fiscal year ended June 30, 2007, compared to the fiscal year ended June 30, 2006, as a result of higher employee headcount and travel costs, increased attendance at trade shows and a higher level of corporate communications activities.

General and administrative expenses increased by 30% in the fiscal year ended June 30, 2007, compared to the fiscal year ended June 30, 2006, primarily due to higher equity compensation costs, higher legal expenses and business development costs, and higher facilities and infrastructure costs.

Amortization of finite-lived intangible assets increased by 20% in the fiscal year ended June 30, 2007, compared to the fiscal year ended June 30, 2006, principally due to the acquisition of Jungo in December 2006.

In addition to the matters referred to above, comparisons of expenses for the fiscal year ended June 30, 2007 with the fiscal year ended June 30, 2006 were also affected by the relative weakness of the U.S. dollar. In the fiscal year ended June 30, 2007, approximately 72% of our total expenses were denominated in currencies other than the U.S. dollar (principally pounds sterling, Israeli shekels and euros). We estimate that the weaker U.S. dollar has increased our total expenses in the fiscal year ended June 30, 2007 by approximately $28 million, or 5%, compared to the fiscal year ended June 30, 2006.

Operating income and other items

As a result of the factors outlined above, operating income was $160.4 million, or 22.6% of revenue, for the fiscal year ended June 30, 2007, compared to $130.7 million, or 21.7% of revenue, for the fiscal year ended June 30, 2006. We estimate that the weaker U.S. dollar has reduced our operating income in the fiscal year ended June 30, 2007 by approximately $2.0 million compared to the fiscal year ended June 30, 2006 and that this has reduced our operating margin by approximately 1%.

Interest income earned on cash deposits was $25.3 million in the fiscal ended June 30, 2007, as compared to $15.9 million in the fiscal year ended June 30, 2006. This was due to higher average cash balances and higher interest rates.

Our effective tax rate was 26.9% for the fiscal year ended June 30, 2007, compared to 30.9% for the fiscal year ended June 30, 2006. This was due to higher benefits from research and development incentives, the release of deferred tax asset valuation reserves and a higher portion of earnings being generated in jurisdictions with lower statutory tax rates. During the fiscal year ended June 30, 2007, we determined that it was more likely than not that certain net operating loss carryforwards would be recoverable and accordingly reversed the related valuation reserve. In July 2007, the U.K. government enacted legislation that reduces the standard U.K. rate of corporation tax to 28% with effect from April 1, 2008. The statutory rate of tax on the Company’s U.K. taxable profits will be 29.5% in the fiscal year ending June 30, 2008 and 28% thereafter.

As a consequence of all these factors, net income for the fiscal year ended June 30, 2007 was $135.7 million, or $2.37 per share ($2.33 per share on a diluted basis), compared to $101.0 million, or $1.80 per share ($1.74 per share on a diluted basis), for the fiscal year ended June 30, 2006.

Commentary on the fiscal year ended June 30, 2006 versus the fiscal year ended June 30, 2005

Revenue

Revenue for the periods under review was as follows:

	For the fiscal years ended June 30,
(in thousands)	2006	2005	Change	% Change

Conditional access	$350,667	$339,414	$11,253	3%
Integration, development & support	46,903	52,636	(5,733)	(11)%
License fees & royalties	88,686	71,443	17,243	24%
New technologies	106,193	85,945	20,248	24%
Other	7,674	6,892	782	11%

Total revenue	$600,123	$556,330	$43,793	8%

The increase in conditional access revenues in the fiscal year ended June 30, 2006, compared to the fiscal year ended June 30, 2005, was due to an increase in security fees, which was partially offset by lower deliveries of smart cards.

Higher security fees in the fiscal year ended June 30, 2006, compared to the fiscal year ended June 30, 2005, were principally due to increases in the number of authorized smart cards in use at our broadcast platform customers, which grew as follows:

	For the fiscal years ended June 30,
(in millions)	2006	2005

Number of authorized cards, beginning of period	56.7	44.0
Net additions	8.3	12.7

Number of authorized cards, end of period	65.0	56.7

Although the number of authorized smart cards continued to grow across most of our broadcast platform customers, the increase in the fiscal year ended June 30, 2006 was less than the increase in the fiscal year ended June 30, 2005, which was favorably impacted by the migration of SKY Italia subscribers to NDS technology.

The decrease in the number of smart cards delivered in the fiscal year ended June 30, 2006 compared to the fiscal year ended June 30, 2005, reflected lower demand from DIRECTV and SKY Italia offset in part by higher shipments to customers in China.

The quantity of smart cards delivered in each period was as follows:

	For the fiscal years ended June 30,
(in millions)	2006	2005

Number of smart cards delivered	24.4	30.8

Integration, development and support revenues decreased by 11% in the fiscal year ended June 30, 2006 compared to the fiscal year ended June 30, 2005. Revenue in the fiscal year ended June 30, 2006 from integration, development and support reflected the delivery of a series of enhancements to our customers and middleware technology development revenue. Revenues in the fiscal year ended June 30, 2005 included higher revenue from the migration of SKY Italia subscribers to NDS technology.

License fee and royalty revenues increased by 24% in the fiscal year ended June 30, 2006 compared to the fiscal year ended June 30, 2005. The increase was mainly due to middleware and EPG technology supplied to DIRECTV, who, in early summer 2005, commenced the download of our MediaHighway middleware and related technologies to certain models of set-top boxes in use by their subscribers. The increase in the cumulative number of middleware clients deployed in each period was as follows:

	For the fiscal years ended June 30,
(in millions)	2006	2005

Number of middleware clients deployed, beginning of period	20.4	18.4
Additions	21.2	2.0

Number of middleware clients deployed, end of period	41.6	20.4

The increase in revenues from new technologies of 24% in the fiscal year ended June 30, 2006 compared to the fiscal year ended June 30, 2005, was due to the increase in revenue from our broadband and IPTV technologies, interactive infrastructure and gaming applications. This was due to the higher number of subscribers using this technology and the addition of our technology on new platforms. We also received higher development and royalty income related to the deployment of our advanced DVR technologies by several of our customers.

The increase in the cumulative number of DVR clients deployed in each period was as follows:

	For the fiscal years ended June 30,
(in millions)	2006	2005

Number of DVR clients deployed, beginning of period	1.4	0.4
Additions	2.1	1.0

Number of authorized cards, end of period	3.5	1.4

The increase in the number of DVR clients deployed using our technology in the fiscal year ended June 30, 2006, compared to the fiscal year ended June 30, 2005, was primarily due to DIRECTV, which commenced deployment of our DVR technology within their new generation set-top box in November 2005. Our revenues under our set-top box technology contract with DIRECTV were significantly influenced by the number of set-top boxes manufactured and deployed which use our DVR technologies.

In addition to the matters referred to above, comparisons of revenues for the fiscal year ended June 30, 2006 with those for the fiscal year ended June 30, 2005 were also affected by the relative strength of the U.S. dollar over the course of the fiscal year. Approximately 48% of our revenues were denominated in currencies other than the U.S. dollar (principally pounds sterling and euro). We estimate that the stronger U.S. dollar adversely impacted our total revenues by approximately 5%.

Cost of goods and services sold and gross margin

Cost of goods and services sold and gross margin for the periods under review were as follows:

	For the fiscal years ended June 30,
(in thousands)	2006	2005	Change	% Change

Smart card costs	$83,021	$131,466	$(48,445)	(37)%
Operations & support	139,772	72,254	67,518	93%
Royalties	15,035	13,198	1,837	14%
Other	4,794	2,020	2,774	137%

Total cost of goods and services sold	$242,622	$218,938	$23,684	11%

Gross margin	$357,501	$337,392	$20,109	6%
Gross margin as a percentage of revenues	59.6%	60.6%	(1.0)%	**

**	Not meaningful.

The decrease in smart card costs in the fiscal year ended June 30, 2006, compared to the fiscal year ended June 30, 2005, was due to the lower unit costs and lower deliveries of smart cards. The increase in operations and support costs during the fiscal year ended June 30, 2006 over the fiscal year ended June 30, 2005 was due to an increase in the number of our employees working on development, integration and support activities for our customers. Royalty costs are a function of particular revenue items and the increase in royalty expense for the fiscal year ended June 30, 2006 compared to the fiscal year ended June 30, 2005, was due to changes in the mix of revenues.

Because cost of goods and services sold increased by more than revenues, gross margin as a percentage of revenues was 59.6% for the fiscal year ended June 30, 2006, compared to 60.6% for the fiscal year ended June 30, 2005.

Operating expenses

Operating expenses for the periods under review may be analyzed as follows:

	For the fiscal years ended June 30,
(in thousands)	2006	2005	Change	% Change

Research & development	$145,523	$166,504	$(20,981)	(13)%
Sales & marketing	30,713	25,820	4,893	19%
General & administration	41,083	40,528	555	1%
Amortization of intangibles	9,453	12,349	(2,896)	(23)%

Total operating expenses	$226,772	$245,201	$(18,429)	(8)%

Our employee numbers (including contractors) have increased over the period under review as follows:

	For the fiscal years ended June 30,
	2006	2005

Number of employees, beginning of period	2,508	2,004
Net additions	481	504

Number of employees, end of period	2,989	2,508

Average number of employees during period	2,765	2,247

During the fiscal year ended June 30, 2006, we continued to recruit software development engineers and staff supporting customers. As a consequence of higher employee numbers, we have occupied additional facilities in the United Kingdom, the United States and India, and increased our infrastructure costs. Accordingly, our total operating costs (including that portion reported within cost of goods and services sold) increased during the fiscal year ended June 30, 2006, as compared to the fiscal year ended June 30, 2005.

Research and development expenses decreased by 13% during the fiscal year ended June 30, 2006, compared to the fiscal year ended June 30, 2005, as a result of a lower proportion of development projects being undertaken at our risk. In addition, in the fiscal year ended June 30, 2006, we received a $5.3 million grant from the French government as a consequence of being engaged in eligible research projects, with no equivalent amount being received in the fiscal year ended June 30, 2005.

During the fiscal year ended June 30, 2006, sales and marketing expenses increased by 19% as compared to the fiscal year ended June 30, 2005, as a result of increased attendance at trade shows and corporate communications activities, particularly in Europe and Asia.

General and administrative expenses increased by $0.6 million, or 1%, in the fiscal year ended June 30, 2006 compared to the fiscal year ended June 30, 2005. During the fiscal year ended June 30, 2005, our management committed to reoccupy part of a property in Heathrow, England which we had abandoned in 2000, resulting in a reversal of the abandoned property lease accrual of $5.5 million which was no longer needed; in the fiscal year ended June 30, 2006 there was a further reversal of $0.2 million. Excluding the effect of the abandoned property lease accruals noted above, general and administrative expenses decreased by $6.2 million in the fiscal year ended June 30, 2006 compared to the fiscal year ended June 30, 2005. Part of the decrease was a consequence of a lower proportion of the total number of our employees being engaged in general and administrative functions, which in turn, resulted in a reduction in the facilities and infrastructure costs included within general and administrative expenses.

Additionally, legal expenses and that element of stock-based compensation expense which is classified as general and administrative expense, were both lower in the fiscal year ended June 30, 2006 compared to the fiscal year ended June 30, 2005.

Amortization of finite-lived intangible assets decreased by 23% in the fiscal year ended June 30, 2006 compared to the fiscal year ended June 30, 2005, as a consequence of certain intellectual property rights becoming fully amortized in May 2005.

In addition to the matters referred to above, comparisons of expenses for the fiscal year ended June 30, 2006 with the fiscal year ended June 30, 2005 were also affected by the relative strength of the U.S. dollar during the fiscal year ended June 30, 2006 compared to the fiscal year ended June 30, 2005. Approximately 49% of our total expenses are denominated in currencies other than the U.S. dollar (principally pounds sterling and euro) in the fiscal year ended June 30, 2006. We estimate that the stronger U.S. dollar has favorably impacted our total expenses by approximately 6%.

Operating income and other items

As a result of the factors outlined above, operating income was $130.7 million (or 21.8% of revenue) for the fiscal year ended June 30, 2006, compared to $92.2 million (or 16.6% of revenue) for the fiscal year ended June 30, 2005.

Interest income earned on cash deposits was $15.9 million in the fiscal year ended June 30, 2006 compared to $9.8 million in the fiscal year ended June 30, 2005 due to higher average cash balances and higher interest rates. We recorded a loss on investments of $0.6 million in the fiscal year ended June 30, 2005 with no comparable transaction in the fiscal year ended June 30, 2006.

Our effective tax rate was 30.9% for the fiscal year ended June 30, 2006, compared to 27.0% for the fiscal year ended June 30, 2005 due to higher effective tax rates in our non-U.K. operations.

As a consequence of all these factors, net income for the fiscal year ended June 30, 2006 was $101.0 million, or $1.80 per share ($1.74 per share on a diluted basis), compared to $74.0 million, or $1.35 per share ($1.29 per share on a diluted basis) for the fiscal year ended June 30, 2005.

Liquidity and Capital Resources

Current financial condition

Our principal source of liquidity is internally generated funds; however we also have access to the worldwide capital markets. As of June 30, 2007, we had an unused credit facility to borrow up to £30 million (equivalent to approximately $60 million) from a subsidiary of News Corporation. No amounts were drawn under this facility during the three fiscal years ended June 30, 2007.

As of June 30, 2007, we had cash and cash equivalents totaling $592.8 million. Our accumulated cash is being held with the intention of using it for the future development of the business and there are currently no plans to pay any dividends to shareholders. We believe that we have sufficient working capital resources for our present requirements. Our internally generated funds are dependent on the continued profitability of our business.

The principal uses of cash that affect the Company’s liquidity position include purchases of smart cards, operational expenditures, capital expenditures, acquisitions and income tax payments.

We continue to invest in technical equipment for use in research and development and in supporting our customers. We have received payment from customers in advance of delivering the goods or services (deferred income) of approximately $233 million as of June 30, 2007 and we expect to utilize cash to meet our obligations under our arrangements with our customers. We have evaluated, and expect to continue to evaluate, possible acquisitions and dispositions of certain businesses. Such transactions may be material and may involve cash, our securities and/or the assumption of indebtedness.

In August 2007, we acquired 100% of the share capital of Cast-Up for approximately $11.3 million in cash, plus up to an additional $2.5 million payable upon the achievement of certain performance objectives.

Sources and uses of cash - fiscal year ended June 30, 2007 versus fiscal year ended June 30, 2006

We had a net inflow of cash and cash equivalents of $267.9 million in the fiscal year ended June 30, 2007, compared to a net outflow of cash and cash equivalents of $23.4 million in the fiscal year ended June 30, 2006.

Net cash provided by operating activities was as follows:

	For the fiscal years ended June 30,
(in thousands)	2007	2006

Net cash provided by operating activities	$173,953	$163,908

The increase in net cash provided by operating activities in the fiscal year ended June 30, 2007 reflects higher receipts from customers. These factors were offset in part by higher payments relating to the purchase of smart cards, payroll costs, travel expenses, rent and facilities costs and income taxes, compared to fiscal year ended June 30, 2006, as a result of an increase in the number of employees. Net cash provided by operating activities includes receipts under security maintenance contracts where we have assumed the liability to procure and supply changeover cards in future periods. These arrangements will result in higher cash payments for the purchase of smart cards in future periods.

Net cash provided by/(used in) investing activities was as follows:

	For the fiscal years ended June 30,
(in thousands)	2007	2006

Capital expenditure (net)	$(25,149)	$(29,416)
Business acquisitions, net of cash acquired	(83,215)	(3,118)
Decrease/(Increase) in short-term investments (net)	184,401	(184,401)

Net cash provided by/(used in) investing activities	$76,037	$(216,935)

We continue to invest in technical equipment for use in research and development and in supporting our customers. The decrease in capital expenditure reflects the high investment in new facilities in the United Kingdom and the United States in the fiscal year ended June 30, 2006.

In the fiscal year ended June 30, 2007, we acquired Jungo for initial cash consideration and costs totaling $77.6 million, net of cash acquired. A further payment of up to $17.0 million may be made in the fiscal year ending June 30, 2008, contingent upon Jungo achieving certain revenue and profitability targets. During the fiscal year ended June 30, 2007, we also acquired Interactive Television Entertainment ApS for total cash consideration of $3.2 million.

In the fiscal year ended June 30, 2006, we acquired NT Media Limited for initial cash consideration and costs totaling $3.1 million, net of cash acquired. A further $2.4 million was paid in the fiscal year ended June 30, 2007 and further payments of up to $2.3 million may be made under the terms of the acquisition agreement over the next two fiscal years.

During the fiscal year ended June 30, 2006, we invested $184.4 million in short term investments (cash deposits with an initial term of more than six months). These cash deposits matured during the fiscal year ended June 30, 2007 and we did not reinvest such funds as longer-term deposits because the differential in interest rates between longer- and shorter-term deposits was negligible.

Net cash provided by financing activities was as follows:

	For the fiscal years ended June 30,
(in thousands)	2007	2006

Issuance of shares	$13,889	$21,769
Excess tax benefits realized on exercise of stock options	4,033	7,828

Net cash provided by financing activities	$17,922	$29,597

During the fiscal year ended June 30, 2007, we issued 845,642 Series A Ordinary Shares upon the exercise by employees, directors and executive officers of stock options with an average exercise price of $16.68 per share. This compares to the issuance of 1,554,716 Series A Ordinary Shares upon the exercise of stock options with an average exercise price of $14.00 per share in the fiscal year ended June 30, 2006.

Sources and uses of cash - fiscal year ended June 30, 2006 versus fiscal year ended June 30, 2005

We had a net outflow of cash and cash equivalents of $23.4 million in the fiscal year ended June 30, 2006, compared to a net inflow of cash and cash equivalents of $110.7 million in the fiscal year ended June 30, 2005.

Net cash provided by operating activities was as follows:

	For the fiscal years ended June 30,
(in thousands)	2006	2005

Net cash provided by operating activities	$163,908	$117,692

The increase in net cash provided by operating activities in the fiscal year ended June 30, 2006 reflects higher receipts from customers and lower payments for the purchase of smart cards. These factors were offset in part by higher payments relating to payroll costs, travel expenses, rent and facilities costs and income taxes, compared to fiscal year ended June 30, 2005, as a result of an increase in the number of employees.

Net used in investing activities was as follows:

	For the fiscal years ended June 30,
(in thousands)	2006	2005

Capital expenditure (net)	$(29,416)	$(20,545)
Business acquisitions, net of cash acquired	(3,118)	(17)
Proceeds from sale of investments	—	264
Increase in short-term investments	(184,401)	—

Net cash used in investing activities	$(216,935)	$(20,298)

The increase in capital expenditure was due to investment in new facilities in the United Kingdom, India and the United States, and higher purchases of technical equipment required to support our customers. In the fiscal year ended June 30, 2006, we acquired NT Media Limited for initial cash consideration and costs totaling $3.1 million, net of cash acquired. During the fiscal year ended June 30, 2006, we invested a portion of our cash with banks on deposit for terms of up to six months.

Net cash provided by financing activities was as follows:

	For the fiscal years ended June 30,
(in thousands)	2006	2005

Issuance of shares	$21,769	$13,294
Excess tax benefits realized on exercise of stock options	7,828	—

Net cash provided by financing activities	$29,597	$13,294

During the fiscal year ended June 30, 2006, we issued 1,554,716 Series A Ordinary Shares upon the exercise by employees, directors and executive officers of stock options with an average exercise price of $14.00 per share. This compares to the issue of 1,131,948 Series A Ordinary Shares upon the exercise of stock options with an average exercise price of $11.92 per share in the fiscal year ended June 30, 2005. Following the adoption of SFAS No. 123 (R) which became effective for us on July 1, 2005, such benefits are shown as a financing cash flow to the extent that they are realized, rather than as part of cash provided by operating activities as previously required.

Off-balance sheet arrangements

We have no off-balance sheet arrangements, as defined in Item 303 of Regulation S-K.

Tabular disclosure of contractual obligations

We have commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes our material firm commitments as of June 30, 2007.

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating lease obligations	$124,755	$22,267	$36,088	$28,762	$37,638
Smart card purchase obligations	39,253	29,903	9,350	—	—
Payments to vendors of businesses acquired (1)	753	753	—	—	—
Other long-term obligations reflected on the balance sheet (2)	276,177	75,777	104,658	52,859	42,883

	$440,938	$128,700	$150,096	$81,621	$80,521

(1)
Amount represents accrued consideration payable to the vendors of NT Media Limited which we acquired during the fiscal year ended June 30, 2006. An additional amount of up to $1.5 million may be payable to the vendors of NT Media Limited, contingent upon the revenue of the acquired business for periods up to September 1, 2008. An additional amount of up to $17.0 million may be payable to the vendors of Jungo, contingent upon the revenue and profitability of the acquired business for the period ending December 31, 2007.

(2)	Comprising deferred income of $233.3 million (of which $75.8 million is included within current liabilities), severance pay liabilities of $37.4 million and pension liabilities of $5.5 million.

In the normal course of business, we provide indemnification agreements of varying scopes, including warranties for the security of our smart cards, limited product warranties and indemnification of customers against claims of intellectual property infringement made by third parties arising from the use of the our products or service. The nature of these commitments has been considered in determining the revenues and costs recognized in these financial statements. Costs are accrued for known warranty and indemnification issues if a loss is probable and can be reasonably estimated. Historically, costs related to these warranties and indemnification agreements have not been significant, but because potential future costs are highly variable, we are unable to estimate the maximum potential impact of these guarantees on our future results of operations.

The nature of our business is such that we may be subject to claims by third parties alleging infringements of various intellectual property rights. Such claims are vigorously defended. Where a liability arising from these claims is probable, an accrual is made based on management’s best estimate. It is not considered that any resulting liability in excess of amounts recognized in these financial statements would materially affect our financial position. Amounts payable by us under certain contracts are subject to audit rights held by third parties and the terms of such contracts may be open to subjective interpretation. We settle our liabilities under such contracts based on our assessment of the amounts due, however we may be subject to claims that the amounts paid are incorrect. We do not consider that any resulting liability in excess of amounts recognized in our consolidated financial statements would materially affect our financial position.

Our operations are subject to tax in various domestic and international jurisdictions. We believe that we have appropriately accrued for the expected outcome of all pending tax matters and do not currently anticipate that the ultimate resolution of pending tax matters will have a material adverse effect on our consolidated financial condition, future results of operations or liquidity.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash holdings are in excess of our immediate operating requirements; therefore, we are exposed to changes in market interest rates on cash deposits. We estimate that a decline in market interest rates available for cash deposits of one percentage point would decrease our annual interest income by approximately $6 million.

We are also exposed to changes in foreign exchange rates. We operate in international markets and have an operational presence in several countries. Accordingly, our costs and revenues are primarily denominated in a mixture of U.S. dollars, Israeli shekels, pounds sterling and euros. During the fiscal year ended June 30, 2007, we amended the terms of employment with our employees in Israel such that their salaries and benefits are now denominated in Israeli shekels, rather than U.S. dollars as was previously the case. This change brought us in line with other companies operating in Israel, but increased our exposure to movements in the U.S. dollar - Israeli shekel exchange rate. In the fiscal year ended June 30, 2007, approximately 50% of our revenues were denominated in currencies other than the U.S. dollar (principally pounds sterling and euros). We estimate that the weaker U.S. dollar has favorably impacted our total revenues for the fiscal year ended June 30, 2007 by approximately $26 million, or 4%, compared to the fiscal year ended June 30, 2006. In the fiscal year ended June 30, 2007, approximately 72% of our total expenses were denominated in currencies other than the U.S. dollar (principally pounds sterling, Israeli shekels and euros). We estimate that the weaker U.S. dollar has increased our total expenses in the fiscal year ended June 30, 2007 by approximately $28 million, or 5%, compared to the fiscal year ended June 30, 2006. Overall, we estimate that the weaker U.S. dollar has reduced operating income in the fiscal year ended June 30, 2007 by approximately $2.0 million compared to the fiscal year ended June 30, 2006 and that this has reduced our operating margin by approximately one percentage point.

As of June 30, 2007, approximately 77% of our cash was held in U.S. dollars, 12% in pounds sterling, and 6% in Israeli Shekels, with most of the balance being in euros. Our policy is to hold cash in U.S. dollar bank deposits and to hold cash in other currencies to the extent that our cash flow projections indicate that we have need for those other currencies. Where we require other currencies or identify a surplus of non-U.S. dollar cash balances, we make purchases or sales on the spot market. Therefore, cash balances are subject to fluctuations in foreign exchange rates. As a result of fluctuations in foreign exchange rates, we experienced net gains on cash holdings of $4.2 million in the fiscal year ended June 30, 2007, of which a loss of approximately $0.7 million was recorded within operating expenses, and a gain of approximately $4.9 million was recorded within other comprehensive income.

Historically, we have not entered into free-standing derivative contracts to hedge foreign exchange exposure arising from operating activities. We expect to review this policy from time to time as circumstances change. We had no derivative instruments outstanding as of June 30, 2007. Part of our cash holdings in currencies other than the U.S. dollar serves to restrict the impact on changes in exchange rates on our operating income and net income, but introduces an element of exposure to cash balances and stockholders’ equity.

ITEM8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to the Audited Consolidated Financial Statements of NDS Group plc

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of NDS Group plc:

We have audited the accompanying consolidated balance sheets of NDS Group plc as of June 30, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and other comprehensive income, and cash flows for each of the three fiscal years in the period ended June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NDS Group plc at June 30, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States.

As discussed in note 2 to the consolidated financial statements, in fiscal year 2007 the Company adopted SFAS No. 158 related to benefit pension and other post-retirement plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of NDS Group plc’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control─Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 29, 2007 expressed an unqualified opinion thereon.

Ernst & Young LLP

London, England
August 29, 2007

NDS Group plc

Consolidated Statements of Operations

	For the years ended June 30,
(in thousands, except per-share amounts)	2007	2006	2005
Revenue:
Conditional access	$396,420	$350,667	$339,414
Integration, development & support	56,201	46,903	52,636
License fees & royalties	107,349	88,686	71,443
New technologies	143,495	106,193	85,945
Other	6,027	7,674	6,892
Total revenue (inclusive of $518,238, $458,042 and $411,857 from related parties)	709,492	600,123	556,330
Cost of goods and services sold (exclusive of items shown separately below):
Smart card costs	(81,448)	(83,021)	(131,466)
Operations & support	(166,308)	(139,772)	(72,254)
Royalties (inclusive of $3,036, $2,138 and $3,682 to related parties)	(16,332)	(15,035)	(13,198)
Other	(4,396)	(4,794)	(2,020)
Total cost of goods and services sold	(268,484)	(242,622)	(218,938)
Gross margin	441,008	357,501	337,392
Operating expenses:
Research & development	(174,400)	(145,523)	(166,504)
Sales & marketing	(41,354)	(30,713)	(25,820)
General & administration (inclusive of $284, $173 and $263 to related parties)	(53,551)	(41,083)	(40,528)
Amortization of other intangibles	(11,347)	(9,453)	(12,349)
Total operating expenses	(280,652)	(226,772)	(245,201)
Operating income	160,356	130,729	92,191
Other income:
Interest income - net	25,296	15,446	9,719
Losses on investments	─	─	(559)
Total other income	25,296	15,446	9,160
Income before income tax expense	185,652	146,175	101,351

Income tax expense	(49,925)	(45,225)	(27,353)
Net income	$135,727	$100,950	$73,998
Net income per share:
Basic net income per share	$2.37	$1.80	$1.35
Diluted net income per share	$2.33	$1.74	$1.29

The accompanying notes form an integral part of these consolidated financial statements.

NDS Group plc

Consolidated Balance Sheets

	As of June 30,
(in thousands, except share amounts)	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$592,750	$320,636
Short-term investments	─	184,401
Accounts receivable, net (inclusive of $89,711 and $74,295 due from related parties)	134,624	97,716
Accrued income	40,605	37,050
Inventories, net	54,133	39,340
Prepaid expenses	19,415	17,031
Other current assets	3,926	5,061
Total current assets	845,453	701,235

Property, plant & equipment, net	54,801	46,239
Goodwill	124,614	66,917
Other intangibles, net	63,080	43,299
Other non-current assets	56,905	39,431
Total assets	$1,144,853	$897,121

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable (inclusive of $2,165 and $4,228 due to related parties)	$22,110	$26,966
Deferred income	75,777	45,492
Accrued payroll costs	31,186	26,647
Accrued expenses	37,473	26,245
Income tax liabilities	17,693	19,039
Other current liabilities	18,287	16,762
Total current liabilities	202,526	161,151

Deferred income	157,517	134,529
Other non-current liabilities	46,537	33,747
Total liabilities	406,580	329,427
Commitments and contingencies
Shareholders’ equity:
Series A ordinary shares, par value $0.01 per share: 48,000,000 shares authorized; 15,718,904 and 14,873,262 shares outstanding as of June 30, 2007 and 2006, respectively	157	148
Series B ordinary shares, par value $0.01 per share: 52,000,000 shares authorized; 42,001,000 shares outstanding as of June 30, 2007 and 2006	420	420
Deferred shares, par value £1 per share: 42,000,002 shares authorized and outstanding as of June 30, 2007 and 2006	64,103	64,103
Additional paid-in capital	563,388	534,668
Retained earnings (deficit)	56,106	(79,621)
Other comprehensive income	54,099	47,976
Total shareholders’ equity	738,273	567,694
Total liabilities and shareholders’ equity	$1,144,853	$897,121

The accompanying notes form an integral part of these consolidated financial statements.

NDS Group plc

Consolidated Statements of Cash Flows

	For the years ended June 30,
(in thousands)	2007	2006	2005
Operating activities:
Net income	$135,727	$100,950	$73,998

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,240	17,058	15,405
Amortization of other intangibles	11,347	9,453	12,349
Equity based compensation	10,175	6,626	4,327
Other	795	2,206	─
Losses on investments	─	─	559

Change in operating assets and liabilities, net of acquisitions:
Inventories	(14,785)	2,168	(5,536)
Receivables and other assets	(51,407)	(48,429)	6,273
Deferred income	51,504	45,493	36,664
Accounts payable and other liabilities	11,357	28,383	(26,347)
Net cash provided by operating activities (inclusive of $541,256, $479,648 and $456,536 from related parties)	173,953	163,908	117,692
Investing activities:
Capital expenditure	(25,149)	(29,416)	(20,545)
Short-term investments (net)	184,401	(184,401)	─
Proceeds from sale of investments	─	─	264
Business acquisitions, net of cash acquired	(83,215)	(3,118)	(17)
Net cash provided by (used in) investing activities	76,037	(216,935)	(20,298)
Financing activities:
Issuance of shares (inclusive of realized excess tax benefits of $4,033, $7,828 and $─)	17,922	29,597	13,294
Net cash provided by financing activities	17,922	29,597	13,294

Net increase (decrease) in cash and cash equivalents	267,912	(23,430)	110,688

Cash and cash equivalents, beginning of period	320,636	339,791	228,620
Currency exchange movements	4,202	4,275	483
Cash and cash equivalents, end of period	$592,750	$320,636	$339,791

The accompanying notes form an integral part of these consolidated financial statements.

NDS Group plc

Consolidated Statements of Shareholders’ Equity and Other Comprehensive Income

	For the years ended June 30,
(in thousands, except share amounts)	2007		2006		2005
	Shares	Amount	Shares	Amount	Shares	Amount
Series A ordinary shares, par value $0.01 per share:
Balance, beginning of year	14,873,262	$148	13,318,546	$133	12,186,598	$122
Shares issued on exercise of employee stock options	845,642	9	1,554,716	15	1,131,948	11
Balance, end of year	15,718,904	157	14,873,262	148	13,318,546	133
Series B ordinary shares, par value $0.01 per share:
Balance, beginning and end of year	42,001,000	420	42,001,000	420	42,001,000	420
Deferred shares, par value £1 per share:
Balance, beginning and end of year	42,000,002	64,103	42,000,002	64,103	42,000,002	64,103
Additional paid-in capital:
Balance, beginning of year		534,668		498,363		478,599
Shares issued on exercise of employee stock options		13,880		21,754		13,283
Equity based compensation (inclusive of tax benefit of $4,665, $7,925 and $2,154)		14,840		14,551		6,481
Balance, end of year		563,388		534,668		498,363
Retained earnings (deficit):
Balance, beginning of year		(79,621)		(180,571)		(254,569)
Net income		135,727		100,950		73,998
Balance, end of year		56,106		(79,621)		(180,571)
Accumulated other comprehensive income:
Balance, beginning of year		47,976		44,305		44,669
Other comprehensive income (loss)		11,023		3,671		(364)
Adjustment to initially apply SFAS No. 158		(4,900)		─		─
Balance, end of year		54,099		47,976		44,305
Retained earnings (deficit) and accumulated other comprehensive income, end of year		110,205		(31,645)		(136,266)
Total Shareholders’ Equity
Balance, beginning of year		567,694		426,753		333,344

Balance, end of year		$738,273		$567,694		$426,753

The accompanying notes form an integral part of these consolidated financial statements.

Consolidated Statements of Shareholders’ Equity and Other Comprehensive Income (continued)

	For the years ended June 30,
(in thousands)	2007	2006	2005
Comprehensive income:
Net income	$135,727	$100,950	$73,998

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (nil tax effect)	8,785	2,832	380
Minimum pension liability adjustment, net of tax of ($936), ($361) and $336	2,238	839	(744)
Total other comprehensive income (loss), net of tax	11,023	3,671	(364)

Total comprehensive income	$146,750	$104,621	$73,634

Elements of accumulated other comprehensive income:
Foreign currency translation adjustments:
Balance, beginning of year	$50,214	$47,382	$47,002
Fiscal year activity (nil tax effect)	8,785	2,832	380
Balance, end of year	58,999	50,214	47,382
Pension liability adjustments:
Balance, beginning of year	(2,238)	(3,077)	(2,333)
Fiscal year activity, net of tax of ($936), ($361) and $336	2,238	839	(744)
Adjustment to initially apply SFAS No. 158, net of tax of $2,100	(4,900)	─	─
Balance, end of year	(4,900)	(2,238)	(3,077)

Total accumulated other comprehensive income:
Total other comprehensive income (loss) for year, net of tax	11,023	3,671	(364)
Adjustment to initially apply SFAS No. 158, net of tax of $2,100	(4,900)	─	─
Total accumulated other comprehensive income, net of tax, beginning of year	47,976	44,305	44,669
Total accumulated other comprehensive income, net of tax, end of year	$54,099	$47,976	$44,305

The accompanying notes form an integral part of these consolidated financial statements.

NDS Group plc

Notes to Consolidated Financial Statements

Note 1. Description of business

NDS Group plc (the “Company”) is domiciled in the United Kingdom, incorporated in Great Britain and registered in England and Wales. The Company is engaged in the business of supplying open end-to-end digital technology and services to digital pay-television platform operators and content providers. The Company has customers throughout the world and has research and development facilities, customer support operations and administrative offices in the United Kingdom, Israel, France, Denmark, India, China, Hong Kong, South Korea, Australia and the United States. All the revenues, expenses, assets, liabilities and cash flows relate to the continuing operations of the Company and its consolidated subsidiaries.

There is a common management structure across the Company, which ensures that the various subsidiary entities operate in a coordinated and complementary manner. The business is managed as a single operating unit or segment.

The Company is a majority owned subsidiary of News Corporation and conducts business transactions with a number of affiliates and subsidiaries of News Corporation.

Note 2. Summary of significant accounting policies

These consolidated financial statements of the Company are stated in U.S. dollars, and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Unless the text indicates otherwise, all financial information, except share and per share amounts, is stated in thousands of U.S. dollars.

Certain fiscal 2006 and fiscal 2005 amounts have been reclassified to conform to the fiscal 2007 presentation.

The Company maintains a 52-53 week fiscal year ending on the Sunday nearest to June 30th. Fiscal 2007 ended on July 1, 2007 and fiscal 2006 ended on July 2, 2006 and both comprised 52 weeks. Fiscal 2005 ended on July 3, 2005 and comprised 53 weeks. For convenience purposes, the Company continues to date its financial statements as of June 30.

The significant accounting policies adopted by the Company are summarized below.

a) Principles of consolidation

The Company’s consolidated financial statements include the accounts of all majority-owned and controlled subsidiaries. In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” as revised in December 2003 (“FIN 46R”), and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is consolidated in accordance with FIN 46R.

All intercompany transactions and balances have been eliminated on consolidation. Acquisitions of controlled entities are accounted for using the purchase method of accounting. The results and cash flows of businesses acquired or sold are consolidated for the periods from or to the date on which control passed to or from the Company.

b) Use of estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c) Foreign currency

The reporting currency of the Company is the U.S. dollar. The functional currency of each of the entities which are consolidated in these financial statements is the currency of the primary economic environment in which each entity operates.

Normal trading activities denominated in foreign currencies are recorded in the functional currency of the relevant entity at actual exchange rates as of the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are reported at the rates of exchange prevailing at the balance sheet date, with any resulting gain or loss being recorded in the consolidated statement of operations.

The results and cash flows of entities whose functional currency is not the U.S. dollar are converted into U.S. dollars at the average rates of exchange during the period and their balance sheets at the rates prevailing at the balance sheet date. Resulting foreign exchange differences are recorded in other comprehensive income.

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

Changes in circumstances, such as technological advances, changes to the Company’s business model or capital strategy or changes to business plans in different locations, could result in the actual useful lives differing from the Company’s estimates. In those cases where the Company determines that the useful life of buildings and equipment should be shortened, the Company would depreciate the asset over its revised remaining useful life thereby increasing depreciation expense. An impairment test is conducted if circumstances indicate that the carrying value may not be recoverable and any impairment is recorded in the consolidated statement of operations in the period in which it is identified.

i) Goodwill and other intangible assets

The Company follows Statement of Financial Accounting Standard (“SFAS”) No. 142: “Goodwill and Other Intangible Assets.” The standard requires that goodwill and indefinite-lived intangible assets should not be amortized. However, goodwill and indefinite-lived intangible assets are tested for impairment at least annually or more frequently if circumstances indicate that the carrying value is impaired. Any impairment is recorded in the consolidated statement of operations in the period in which it is identified.

Intellectual property rights purchased or licensed by the Company are included at cost as other intangible assets and are amortized on a straight-line basis over their useful economic lives. The useful life of purchased or licensed intellectual property rights is considered on a case-by-case basis. The estimates of the periods over which benefits will accrue to the Company in respect of purchased or licensed intellectual property rights have ranged from three to fourteen years. An impairment test is conducted if circumstances indicate that the carrying value may not be recoverable and any impairment is recorded in the consolidated statement of operations in the period in which it is identified.

j) Revenue recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the fees are fixed or determinable, the product or service has been delivered and collectability is reasonably assured. Revenue is stated net of value added and similar taxes. The Company considers the terms of each arrangement to determine the appropriate accounting treatment.

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

Many of the Company’s contracts contain multiple deliverables. Where an arrangement is accounted for under SOP 97-2, revenue from delivered elements is deferred until such time as the Company has vendor specific objective evidence of the value of the undelivered elements and the revenue amount is fixed or determinable. Where the only undelivered element is post-contract support and the Company does not have vendor specific objective evidence of the value of that post-contract support, the revenue from the entire arrangement is recognized over the term of the support period. Where an arrangement is accounted for under SAB 104 and EITF 00-21, the Company considers whether the various deliverables should be considered separate units of accounting. In such circumstances, revenues from these arrangements are recognized based on the relative fair values of all the elements. Where fair value of delivered items cannot be determined, but the fair value of the undelivered elements can be determined, the fair value of the undelivered elements is deferred and the residual revenue is allocated to delivered elements. Where it is not possible to allocate consideration to separate deliverables in the manner prescribed by the accounting literature, revenue is deferred until all items have been delivered.

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

k) Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No.109”). SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are established when it is determined that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries to the extent that amounts are expected to be reinvested indefinitely.

l) Comprehensive income

The Company follows SFAS No. 130, “Reporting Comprehensive Income,” for the reporting and display of comprehensive income. Comprehensive income comprises net income, foreign currency translation adjustments and certain pension adjustments.

m) Equity based compensation

The Company follows SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements. SFAS 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees. The Company adopted SFAS 123R in July 2005 using a modified prospective application, as permitted under SFAS 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all share-based awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

The compensation cost attributable to share-based awards that were unvested as of July 1, 2005 was recognized in the income statement using the accelerated attribution method and the same estimates of grant date fair value as had previously been disclosed in the Company’s consolidated financial statements. For share-based awards granted after July 1, 2005, the compensation cost was recognized ratably over the vesting period using estimates of fair value made as of the grant date.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the consolidated statement of cash flows. SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized from those stock options (“excess tax benefits”) to be classified as financing cash flows.

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

o) New accounting pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes,” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of July 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. FIN 48 is not expected to have a material impact on the Company’s consolidated results of operation or financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), providing a framework to improve the comparability and consistency of fair value measurements in applying GAAP. SFAS No. 157 also expands the disclosures regarding fair value measurement. SFAS No. 157 will become effective for the Company beginning in fiscal 2009. The Company is currently evaluating what effects the adoption of SFAS No. 157 will have on the Company’s future consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans ─ an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for the Company as of the fiscal year ended June 30, 2007. The adoption of SFAS No. 158 has had no impact on the Company’s consolidated results of operations. Other comprehensive income for fiscal 2007 and stockholders’ equity as of June 30, 2007 have been reduced by approximately $4.9 million (net of tax of approximately $2.1 million) as a result of adopting SFAS No. 158.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 allows companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 will become effective for the Company beginning in fiscal 2009. The Company is currently evaluating what effects the adoption of SFAS No. 159 will have on the Company’s future consolidated results of operations and financial condition.

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

Note 3. Net income per share

Basic net income per share is calculated as net income divided by the weighted average number of ordinary shares in issue in each period. The interests of ordinary shareholders may be diluted due to the existence of equity awards granted to employees. The dilutive effect of potential shares to be issued pursuant to outstanding equity awards has been calculated using the treasury method and as such, is a function of the average share price in each period. The Company has two classes of ordinary shares: Series A ordinary shares, par value $0.01 per share (“Series A ordinary shares”) and Series B ordinary shares, par value $0.01 per share (“Series B ordinary shares”), which have equal rights except in respect of voting and as such have equal weighting in the calculation of net income per share and equal net income per share.

The numerator for the calculations of net income per share is net income. The denominator for the calculations is the weighted average number of ordinary shares, as follows:

	For the years ended June 30,
	2007	2006	2005
Weighted average number of ordinary shares in issue	57,224,347	56,082,819	54,758,479
Effect of dilutive equity awards	938,599	1,917,352	2,679,008
Denominator for dilutive net income per share	58,162,946	58,000,171	57,437,487

Anti-dilutive equity awards excluded from calculation	189,593	971,168	55,042

Note 4. Acquisitions

Fiscal 2007 transactions

In December 2006, the Company completed the acquisition of Jungo Limited (“Jungo”), an Israeli-based developer and supplier of software for use in residential gateway devices. The initial consideration paid in cash, including acquisition related costs, was $91.1 million ($77.6 million, net of cash acquired). Additional consideration of up to $17.0 million may be payable in cash, contingent upon Jungo achieving certain revenue and profitability targets in the year ending December 31, 2007.

The fair value of assets and liabilities acquired was as follows:

(in thousands)	Fair Value
Cash	$13,572
Other current assets	3,340
Goodwill	53,257
Other intangibles	28,400
Other long term assets	1,319
Current liabilities	(3,323)
Deferred tax liabilities	(3,865)
Other liabilities	(1,568)
Total consideration	$91,132

The Company expects the acquisition of Jungo will enable it to develop an integrated solution for enhanced television and broadband services. Other intangible assets acquired comprise intellectual property rights and customer relationships that are being amortized over their expected useful lives of between five and fourteen years.

The following unaudited pro forma consolidated results of operations for the three fiscal years ended June 30, 2007 assume that the acquisition of Jungo was completed on July 1, 2004.

	For the years ended June 30,
(in thousands, except per-share amounts)	2007	2006	2005

Revenue	$719,100	$612,161	$561,606
Net income	136,455	100,015	68,442

Basic net income per share	$2.38	$1.78	$1.25
Diluted net income per shares	$2.35	$1.72	$1.19

Pro forma data may not be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented, nor does it intend to be a projection of future results.

In September 2006, the Company acquired Interactive Television Entertainment ApS, a company based in Copenhagen, Denmark, which specializes in the development of video games published on multiple gaming platforms, for cash consideration, including costs, of $1.9 million. The Company also assumed debt of $1.3 million, which was repaid in early October 2006 and is regarded as part of the initial purchase consideration. The fair value of assets and liabilities acquired was as follows:

(in thousands)	Fair Value
Cash	$5
Other current assets	955
Goodwill	768
Other intangibles	1,973
Deferred tax assets	1,191
Other long term assets	137
Current liabilities	(1,836)
Total consideration	$3,193

The intangible assets acquired comprise intellectual property rights which are being amortized over their expected useful lives of five years.

Fiscal 2006 transactions

In September 2005, the Company acquired NT Media Limited (“NT Media”), a developer of gaming applications, for initial consideration of $3.2 million paid in cash. The fair value of assets and liabilities acquired was as follows:

(in thousands)	Fair Value
Cash	$67
Other current assets	347
Goodwill	916
Other intangibles	3,054
Other long term assets	21
Current liabilities	(303)
Other liabilities	(917)
Total consideration	$3,185

The intangible assets acquired comprise intellectual property rights which are being amortized over their expected useful lives of five years.

The NT Media purchase agreements provided that additional consideration may be payable in cash, contingent upon the business achieving certain targets through September 1, 2008. As of June 30, 2007, approximately $2.4 million of contingent consideration had been paid and a further $0.8 million accrued, all of which has been recorded within the consolidated statement of operations. A further maximum amount of $1.5 million may be recorded within the consolidated statement of operations in future periods.

Note 5. Inventories

	As of June 30,
(in thousands)	2007	2006
Unprocessed smart cards and their components	$51,630	$37,579
Other smart card inventory	2,476	2,731
Inventory reserves	(2,434)	(2,511)
	51,672	37,799
Contract work-in-progress	2,461	1,541
Total inventories	$54,133	$39,340

Unprocessed smart cards and their components are considered to be in the state of work-in-progress. Other smart card inventory represents smart cards shipped to customers but for which revenue had not been recognized as of the balance sheet date.

The computer chips used in smart cards are purchased from a limited number of suppliers. In the event of a disruption of supply, including a shortage of manufacturing capacity, the Company may be unable to develop an alternative source in a timely manner or at favorable prices. Such failure could harm the Company’s ability to deliver smart cards to its customers or could negatively affect operating margins.

Certain computer chips and smart cards have no use other than for the customer for whom they were purchased. On occasions, the Company purchases inventory in excess of amounts covered by firm customer orders. The Company often bears the risk of surplus inventory in these circumstances. Provision is made for surplus or obsolete inventory and historically, amounts written off in excess of reserves have not been significant.

Note 6. Accounts receivable

	As of June 30,
(in thousands)	2007	2006
Gross amount due	$134,796	$98,840
Less valuation reserves	(172)	(1,124)
	$134,624	$97,716

Three customers, all of whom are related parties, accounted for 56% of gross accounts receivable as of June 30, 2007. No other customer individually accounted for more than 5% of gross accounts receivable.

Note 7. Property, plant and equipment

	Useful lives	As of June 30,
(in thousands)		2007	2006
Leasehold improvements	3 to 7 years	$26,297	$22,380
Plant and equipment	2 to 5 years	120,567	100,843
		146,864	123,223
Less accumulated depreciation		(92,063)	(76,984)
Total property, plant and equipment, net		$54,801	$46,239

	For the years ended June 30,
	2007	2006	2005
Depreciation related to property, plant and equipment	$19,240	$17,058	$15,405

Operating lease expense	$18,500	$16,118	$15,267

Estimated future minimum rental payments under operating lease arrangements existing as of June 30, 2007 were as follows:

(in thousands)	Minimum Rental Payments
Fiscal 2008	$22,267
Fiscal 2009	19,629
Fiscal 2010	16,459
Fiscal 2011	15,554
Fiscal 2012	13,208
Thereafter	37,638
Total minimum rental payments	$124,755

Certain of the Company’s property leases contain terms that permit upwards-only rent reviews. It is not possible to quantify the effect, if any, that such reviews may have on future rental payments.

Note 8. Goodwill and other intangible assets

Goodwill

The movement in goodwill during the fiscal year ended June 30, 2007 was as follows:

(in thousands)	Goodwill
Beginning of year	$66,917
Additions (see Note 4)	54,025
Foreign exchange movement	3,672
End of year	$124,614

Other intangibles

Other intangible assets primarily comprise intellectual property rights:

	Useful lives	As of June 30,
(in thousands)		2007	2006
Cost	3 to 14 years	$107,820	$76,509
Less accumulated amortization		(44,740)	(33,210)
Other intangibles, net		$63,080	$43,299

	For the years ended June 30,
	2007	2006	2005
Amortization of other intangibles	$11,347	$9,453	$12,349

Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding five fiscal years is as follows: fiscal 2008 ─ $12.8 million; fiscal 2009 ─ $12.8 million; fiscal 2010 ─ $12.8 million; fiscal 2011 ─ $7.7 million; and fiscal 2012 ─ $3.0 million.

Note 9. Deferred income

	As of June 30,
(in thousands)	2007	2006
Deferred security fees	$180,009	$134,129
Advance receipts and other deferred income	53,285	45,892
Total deferred income	$233,294	$180,021

Included within current liabilities	$75,777	$45,492
Included within non-current liabilities	157,517	134,529
	$233,294	$180,021

Note 10. Abandoned property leases

	For the years ended June 30,
(in thousands)	2007		2006		2005
Beginning of year	$	─		$1,141	$8,727
Additions		─		652	─
Reversals		─		(225)	(5,521)
Used		─		(1,572)	(2,118)
Foreign exchange movements		─		4	53
End of year	$	─	$	─	$1,141

In fiscal 2001, the Company decided to abandon its leased premises at Heathrow, England which the Company vacated in September 2000. Additional accruals were made in the years through fiscal 2004, as the Company was unable to assign the lease back to a former tenant. During fiscal 2005, the Company committed to reoccupy most of the premises and the Company reversed a part of the accrual previously made. The Company reoccupied part of the premises in October 2005; the remaining part of the premises was assigned to a third party in fiscal 2006 and the remaining part of the accrual was reversed. All amounts accrued and reversed have been included within general and administrative expenses in the consolidated statement of operations and within accrued expenses in the consolidated balance sheet. Additionally, in November 2005, the Company consolidated its U.S. operations at a single facility at Costa Mesa, California and abandoned its two previous premises in California. An accrual for obligations from the cease use date until the termination of the leases of those two abandoned properties was recorded during fiscal 2006 in the consolidated statement of operations within cost of goods and services sold ─ operations.

There was no remaining accrual as of June 30, 2007 or 2006. The cumulative amount charged to the consolidated statement of operations and paid through June 30, 2006 was $10.9 million.

Note 11. Shareholders’ equity

The Company has two classes of ordinary shares: Series A ordinary shares and Series B ordinary shares. The Series B ordinary shares are all owned by News Corporation. Substantially all of the Series A ordinary shares are held by The Bank of New York as depositary to support American Depositary Shares which are traded on The NASDAQ Stock Market (“NASDAQ”). News Corporation has no interest in any of the Series A ordinary shares.

The two classes of ordinary shares entitle the holder to the same rights except that the Series A ordinary shares are entitled to one vote per share and the Series B ordinary shares are entitled to ten votes per share. The Series B ordinary shares may be converted by the shareholder into Series A ordinary shares, at the instigation of the shareholder at any time. Automatic conversion will occur if any sale, transfer or other disposal results in the cessation of the ultimate beneficial ownership of the Series B ordinary shares being retained by entities controlled by News Corporation.

The Company also has outstanding 42,000,002 Deferred Shares, par value £1 per share (“Deferred Shares”), all of which are owned by News Corporation. The Deferred Shares do not entitle the holders thereof to receive notice of, or attend or vote at, meetings of shareholders of the Company, or to receive dividends. Upon liquidation of the Company, the Deferred Shares entitle the holders to repayment of the capital paid up on those shares, but only after each holder of ordinary shares has received (i) the amount paid up the shares held by such holder and (ii) an additional sum of $1 million per share.

Note 12. Related party transactions

The Company conducts business transactions with News Corporation and its subsidiaries and affiliates. These entities are considered to be related parties under SFAS No. 57, “Related Party Disclosures.” Agreements covering arrangements between News Corporation’s subsidiaries or affiliates and the Company are entered into in the context of two entities over which a third entity exercises significant influence or control. Therefore, there can be no assurance that each of the agreements, the transactions provided for therein or any amendments thereof will be effected on terms at least as favorable to the Company as could have been obtained from unaffiliated third parties. Any new contracts with related parties or significant amendments to such contracts are approved by the Audit Committee (the “Audit Committee”) of the Company’s Board of Directors (the “Board”) in accordance with NASDAQ listing requirements.

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

Revenue recognized from such related parties was as follows:

	For the years ended June 30,
(in thousands)	2007	2006	2005
Revenue from related parties	$518,238	$458,042	$411,857

Included within the consolidated balance sheet are the following amounts in respect of normal sales transactions with related parties:

	As of June 30,
(in thousands)	2006
Accounts receivable	$89,711	$74,295
Accrued income	26,854	25,434
Deferred income	(200,478)	(160,196)

b) Royalty payments

A royalty is payable to a related party in respect of certain intellectual property rights that the Company has licensed for use in certain applications supplied to customers. The royalty expense in respect of this related party arrangement was as follows:

	For the years ended June 30,
(in thousands)	2007	2006	2005
Royalties payable to related party	$3,036	$2,138	$3,682

Included within the consolidated balance sheet are the following amounts in respect of royalties payable to a related party:

	As of June 30,
(in thousands)	2007	2006
Accrued expenses	$3,553	$750

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

Administration fees charged to the Company in respect of these services were as follows:

	For the years ended June 30,
(in thousands)	2007	2006	2005
Administration fees charged by related parties	$284	$173	$263

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

	As of June 30,
(in thousands)	2007	2006
Accounts payable	$2,165	$4,228

d) Other

The Company has a short-term loan facility of £30 million (approximately $60 million) from News Corporation. The facility has no expiry date and no amounts were drawn down as of June 30, 2007 or June 30, 2006. The facility is considered to be adequate for the Company’s needs.

The Company has entered into cross-guarantees with HSBC Bank plc (“HSBC”) providing mutual guarantees with other subsidiaries of News Corporation for amounts owed to HSBC under a collective overdraft facility of £20 million (approximately $40 million). News Corporation has indemnified the Company against any liabilities which the Company may be required to pay under these cross-guarantees. The Company has been informed by News Corporation that no amounts were owed to HSBC as of June 30, 2007 or June 30, 2006 which would be covered by these guarantees.

Note 13. Contingencies and commitments

a) Firm commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments at June 30, 2007.

	As of June 30, 2007
	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Operating lease obligations	$124,755	$22,267	$36,088	$28,762	$37,638
Smart card purchase obligations	39,253	29,903	9,350	─	─
	$164,008	$52,170	$45,438	$28,762	$37,638

b) Litigation

Echostar Litigation

On June 6, 2003, Echostar Communications Corporation, Echostar Satellite Corporation, Echostar Technologies Corporation and Nagrastar L.L.C. (collectively, “Echostar”) filed an action against the Company in the United States District Court for the Central District of California. Echostar filed an amended complaint on October 8, 2003, which purported to allege claims for violation of the Digital Millennium Copyright Act (“DMCA”), the Communications Act of 1934 (“CA”), the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, California’s Unfair Competition statute and the federal Racketeer Influenced and Corrupt Organizations (“RICO”) statute. The complaint also purported to allege claims for civil conspiracy, misappropriation of trade secrets and interference with prospective business advantage. The complaint sought injunctive relief, unspecified compensatory and exemplary damages and restitution. On December 22, 2003, all of the claims were dismissed by the court, except for the DMCA, CA and unfair competition claims, and the court limited these claims to acts allegedly occurring within three years of the filing of Echostar’s original complaint.

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

On October 24, 2005, the Company filed its Amended Answer with Counterclaims, alleging that Echostar misappropriated the Company’s trade secrets, violated the Computer Fraud and Abuse Act and engaged in unfair competition. On November 8, 2005, Echostar moved to dismiss the Company’s counterclaims for conversion and claim and delivery, arguing that these claims were preempted and time-barred. Echostar also moved for a more definite statement of the Company’s trade secret misappropriation claim. On December 8, 2005, the court granted in part and denied in part Echostar’s motion to dismiss and for a more definite statement, but granted the Company leave to file amended counterclaims. On December 13, 2005, the Company filed a Second Amended Answer with Counterclaims, which Echostar answered on December 27, 2005. The court has set this case to go to trial in February 2008.

Sogecable Litigation

On July 25, 2003, Sogecable, S.A. and its subsidiary Canalsatellite Digital, S.L., Spanish satellite broadcasters and customers of Canal+ Technologies SA (together, “Sogecable”), filed an action against the Company in the United States District Court for the Central District of California. Sogecable filed an amended complaint on October 9, 2003, which purported to allege claims for violation of the DMCA and the RICO statute. The amended complaint also purported to allege claims for interference with contract and prospective business advantage. The complaint sought injunctive relief, unspecified compensatory and exemplary damages and restitution. On December 22, 2003, all of the claims were dismissed by the court. Sogecable filed a second amended complaint. The Company filed a motion to dismiss the second amended complaint on March 31, 2004. On August 4, 2004, the court issued an order dismissing the second amended complaint in its entirety. Sogecable had until October 4, 2004 to file a third amended complaint. On October 1, 2004, Sogecable notified the court that it would not be filing a third amended complaint, but would appeal the court’s entry of final judgment dismissing the suit to the United States Ninth Circuit Court of Appeals. On December 14, 2006, the appellate court issued a memorandum decision reversing the district court’s dismissal. On January 26, 2007, the Company filed its petition for rehearing by an en banc panel of the United States Ninth Circuit Court of Appeals. On February 21, 2007, the petition was denied. On June 11, 2007, the Company filed a petition for a Writ of Certiorari in the United States Supreme Court seeking reversal of the Ninth Circuit Court of Appeals’ decision. The Company believes that Sogecable’s claims are without merit and it will continue to vigorously defend itself in this matter.

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

DIRECTV, Inc. filed a motion for summary judgment barring pre-suit damages based on its laches defense on September 12, 2006. The court granted DIRECTV, Inc.’s motion on December 19, 2006, limiting DIRECTV, Inc.’s potential liability to the two-month period between the filing of the complaint and the expiration of the patent. There is no schedule for pretrial proceedings or trial date set by the court, although the court held a patent claim construction hearing on November 17, 2006. The parties are now awaiting the court’s decision on issues of claim construction and further guidance concerning a case schedule.

The Company believes that Mr. Thomas’s claims are without merit and it will continue to vigorously defend itself in this matter.

c)  Government grants

The Company has received grants from the government of the State of Israel towards the cost of certain capital expenditure. If the conditions of the grants are not complied with, the grants may be required to be refunded, in whole or in part, with interest from the date of receipt. The major conditions relating to a grant concern the maintenance of adequate non-distributable reserves and retention of the associated assets for a set period of time. The cumulative amount received and receivable to June 30, 2007 amounted to approximately $12.9 million. It is not anticipated that any repayment will be required. Property, plant and equipment situated in Israel with a net book value of $11 million as of June 30, 2007 is the subject of a lien to secure compliance with the terms of the grants.

d) Guarantees

In the normal course of business, the Company provides indemnification agreements of varying scopes, including warranties concerning the security of the Company’s smart cards, limited product warranties and indemnification of customers against claims of intellectual property infringement made by third parties arising from the use of the Company’s products or services. The nature of these commitments has been considered in determining the revenues and costs recognized in these financial statements. Costs are accrued for known warranty and indemnification issues if a loss is probable and can be reasonably estimated. Historically, costs related to these warranties and indemnification agreements have not been significant, but because potential future costs are highly variable, we are unable to estimate the maximum potential impact of these guarantees on the Company’s future results of operations.

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

14. Equity based compensation

The following amounts have been recorded in the consolidated financial statements relating to equity based compensation:

	For the years ended June 30,
(in thousands)	2007	2006	2005
Equity based compensation cost included within the statement of operations:
Operating expenses	$10,175	$6,626	$4,327
Tax benefit	(1,784)	(1,179)	(1,701)
Net of tax amount	$8,391	$5,447	$2,626

Cash received from exercise of stock options	$13,889	$21,769	$13,294

Excess tax benefit from exercise of stock options	$4,665	$7,925	$2,154

As of June 30, 2007, the total compensation cost related to non-vested equity awards not yet recognized was approximately $30.2 million and the period over which it is expected to be recognized is 3.1 years. The Company’s Board of Directors may grant additional stock options or other equity-based compensation, which would result in additional operating expenses being recorded in future periods.

a) NDS 2006 Long-Term Incentive Plan

In October 2006, the Company’s shareholders approved the NDS 2006 Long-Term Incentive Plan (the “Plan”), which provides for awards of stock options to purchase Series A ordinary shares, restricted awards, conditional awards, stock appreciation rights or awards of Series A ordinary shares, the terms and conditions of which are described in the Plan. American Depositary Receipts (“ADRs”) representing the Company’s Series A ordinary shares are given to recipients in respect of any awards of Series A ordinary shares. The maximum number of Series A ordinary shares that may be issued or delivered under the Plan is 10,000,000 shares. There will be no further stock options granted under two of the Company’s existing stock option plans: The NDS 1997 Executive Share Option Scheme or The NDS 1999 Executive Share Option Scheme. However, further grants may be made under the NDS U.K. Approved Share Option Scheme, which will be treated as a sub-scheme of the Plan. The fair value of equity-based compensation under the Plan is calculated according to the type of award issued.

During the fiscal year ended June 30, 2007, fixed conditional awards (the “Fiscal 2007 Fixed Conditional Awards”) over an aggregate of 43,500 Series A ordinary shares were awarded to certain employees and directors, twenty-five percent of which vested and were issued on August 15, 2007. The remaining balance will vest in three equal annual installments, subject to the individual’s continued employment with the Company. The fair value of these awards was $51.57 per share.

In addition, during the fiscal year ended June 30, 2007, certain employees and executives of the Company had the opportunity to earn grants of Series A ordinary shares under the Plan conditioned upon the attainment of pre-determined operating income goals for the fiscal year ended June 30, 2007 (the “Fiscal 2007 Performance-Based Conditional Awards”). To the extent that it was determined that the Company’s actual fiscal 2007 operating income fell within the performance goal range, the employees or executives received a percentage of his or her annualized base salary, ranging from 0% to 45% for the vast majority of recipients (the range for some recipients was from 0% to up to 225%) in time-vested Series A ordinary shares. In fiscal 2008, 286,765 ADRs representing Series A ordinary shares were awarded in satisfaction of the Fiscal 2007 Performance-Based Conditional Awards, twenty-five percent of which vested and were issued on August 15, 2007. The remaining balance will vest in three equal annual installments over the next three years, subject to the individual’s continued employment with the Company. The fair value of the awards was $51.57 per share.

b) Stock Option Plans

The Company has three executive stock option schemes under which stock options have been granted to certain Directors, Executive Officers and employees: The NDS 1997 Executive Share Option Scheme (the “1997 scheme”), The NDS 1999 Executive Share Option Scheme (the “1999 unapproved scheme”) and The NDS UK Approved Share Option Scheme (the “1999 approved scheme”). The provisions of each scheme are substantially the same, except that the 1999 approved scheme is approved by Her Majesty’s Revenue and Customs in the United Kingdom for the purposes of granting U.K. employees stock options over shares in the Company which are free from income tax in the hands of the employee under certain circumstances. Following the creation of the 1999 unapproved scheme, no further stock options have been granted under the 1997 scheme. The schemes provide for the grant of stock options to purchase Series A ordinary shares in the Company with a maximum term of ten years. Stock options granted under the schemes vest in equal portions over a four-year period. The schemes authorize options to be granted subject to a maximum of 10% of the ordinary shares of the Company in issue at the date of grant. Following the adoption of the Plan, no further stock options will be awarded under the 1999 scheme. The Company’s obligations under all stock option schemes have been settled by issuing new Series A ordinary shares.

The following table summarizes information about the Company’s stock option transactions:

	For the year ended June 30, 2007
	Number	Weighted Average Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 1, 2006	3,690,761	$26.28
Granted	─	─
Exercised	(845,642)	$16.68
Forfeited	(55,517)	$33.64
Expired	─	─
Outstanding at June 30, 2007	2,789,602	$29.05	6.5	$50,207
Vested or expected to vest (after allowing for expected forfeitures) at June 30, 2007	2,757,170	$28.93	6.5	$49,944
Vested at June 30, 2007	1,841,351	$24.88	5.7	$40,897

	For the years ended June 30,
(in thousands, except per share amounts)	2007	2006	2005
Weighted average fair value of stock options granted in period using the assumptions set out below	─	$29.42	$23.59

Total intrinsic value of options exercised	$27,299	$45,975	$21,856

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model, using the following assumptions:

	For the years ended June 30,
	2006	2005
Risk free interest rate	4.5%	4.2%
Dividend yield	─	─
Expected volatility	72%	80%
Expected life of stock options	6.3 years	6.3 years

The weighted average risk-free rate was the average interest rates of U.S. government bonds of comparable term to the stock options on the dates of the stock option grants. The dividend yield was assumed to be nil because the Company has not paid, and management did not expect to pay, a dividend. Expected volatility was derived from historical volatility of the Company’s American Depositary Shares as quoted on NASDAQ. The expected life of stock options granted was derived from the historical activity of the Company’s stock options and represents the period of time that stock options granted were expected to be outstanding. The stock options were granted at an exercise price equal to the closing market price on the last trading day before the date of grant.

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

(in thousands, except per share amounts)	For the year ended June 30, 2005
Net income, as reported	$73,998

Add: Stock option-based compensation cost included in the determination of net income as reported (net of tax benefits of $1,701)	2,626

Deduct: Total stock option-based compensation determined under fair value based method for all awards, net of tax benefits of $3,059	(18,089)
Pro-forma net income	$58,535
Net income per share
Basic net income per share, as reported	$1.35
Diluted net income per share, as reported	$1.29

Pro-forma basic net income per share	$1.07
Pro-forma diluted net income per share	$1.02

During the year ended June 30, 2005, certain stock options were modified as follows:

In recognition of his contribution to the Company, the Remuneration Committee of the Company’s Board of Directors (the “Remuneration Committee”) modified the terms of certain vested stock options held by the previous Chief Financial Officer such that those stock options were exercisable at any time prior to September 20, 2006 rather than lapsing on his departure. The additional charge under APB25 of this modification, which is included in the consolidated statement of operations for the year ended June 30, 2005, was $1.3 million net of tax of $0.6 million.

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

Note 15. Income taxes

Significant components of the Company’s provisions for income taxes were as follows:

	For the years ended June 30,
(in thousands)	2007	2006	2005
UK current tax	$44,568	$39,323	$18,476
Overseas current tax	12,648	9,816	8,624
Double tax relief	(5,248)	(3,557)	(4,073)
Total current tax	51,968	45,582	23,027
UK deferred tax	361	(105)	3,191
Overseas deferred tax	(2,404)	(252)	1,135
Total deferred tax	(2,043)	(357)	4,326
Total income tax expense	$49,925	$45,225	$27,353

Tax benefits on stock options, credited to additional paid-in capital	$(4,665)	$(7,925)	$(2,154)

Income before income taxes arose in the United Kingdom and overseas as follows:

	For the years ended June 30,
(in thousands)	2007	2006	2005
U.K. income before income taxes	$150,661	$132,176	$80,207
Overseas income before income taxes	34,991	13,999	21,144
Total income before income taxes	$185,652	$146,175	$101,351

The reconciliation of income tax computed at the U.K. statutory rate to the income tax expense is as follows:

	For the years ended June 30,
	2007	2006	2005
Income tax at UK statutory rate	30.0%	30.0%	30.0%

Effect of different tax rates	(0.5)%	(0.4)%	(1.4)%
Research and development allowances	(1.9)%	(0.7)%	(1.6)%
Equity based compensation	0.6%	0.6%	0.4%
Other permanent differences	0.6%	0.5%	0.4%

Losses for which no relief is available	0.0%	0.0%	0.2%
Movement in valuation reserve	(1.4)%	0.9%	0.0%
Adjustments in respect of previous years’ accruals	(0.5)%	0.0%	(1.0)%
Effective income tax rate	26.9%	30.9%	27.0%

Deferred tax assets comprise:

	As of June 30,
(in thousands)	2007	2006
Property, plant and equipment	$774	$2,417
Other intangibles	(632)	(767)
Accrued expenses	4,367	3,782
Pension liability	1,643	935
Equity awards	2,711	1,139
Research and development allowances	1,465	─
Benefit of operating losses carried forward	5,386	7,507
Benefit of capital losses carried forward	660	608
	16,374	15,621
Valuation reserve	(4,774)	(8,115)
Total deferred tax assets, included in other non-current assets	$11,600	$7,506

Deferred tax liabilities comprise:

	As of June 30,
(in thousands)	2007	2006
Other intangibles	$4,054	$	─
Accrued expenses	92		─
Benefit of operating losses carried forward	(492)		─
Total deferred tax liabilities, included in other non-current liabilities	$3,654	$	─

As of June 30, 2007, the Company had approximately $20 million of net operating loss carry-forwards related to overseas operations available to offset future taxable income. These net operating losses may be carried forward indefinitely. Additionally, the Company had approximately $2 million of U.K. capital losses available to offset future capital gains. These capital losses may be carried forward indefinitely. In assessing the realizability of deferred tax assets, management evaluates a variety of factors in considering whether it is more likely than not that some portion or all of the deferred tax assets will ultimately be realized. Management considers earnings expectations, the existence of taxable temporary differences, tax planning strategies and the periods in which estimated losses can be utilized. Based upon this analysis, management has concluded that it is more likely than not that the Company will not realize all of the benefits of its deferred tax assets, specifically certain amounts related to net operating loss carry-forwards and available capital losses. Accordingly, valuation allowances of $4.8 million and $8.1 million have been established to reflect the expected realization of the deferred tax assets as of June 30, 2007 and 2006, respectively.

The Company has not provided for possible U.K. and other foreign taxes on the undistributed earnings of foreign subsidiaries that are considered to be reinvested indefinitely. Calculation of the unrecognized deferred tax liability for temporary differences related to these earnings is not practicable. Undistributed earnings of foreign subsidiaries considered to be indefinitely reinvested amounted to approximately $106 million as of June 30, 2007.

Note 16. Pension and other post-employment benefits

Defined contribution arrangements

Most U.K. employees of the Company are eligible for membership of the News International Pension Plan, a defined contribution scheme operated for the benefit of certain U.K. employees of News Corporation. The Company also makes contributions to other defined contribution pension plans. Aggregate Company contributions to defined contribution plans amounted to $9.8 million, $7.9 million and $8.6 million for the years ended June 30, 2007, 2006 and 2005, respectively.

Multi-employer arrangements

Certain employees are eligible for membership of the News America Incorporated Employees’ Pension and Retirement Plan and other defined benefit pension schemes which are operated by News Corporation for the benefit of certain of its controlled subsidiaries. As such, and so far as they relate to the Company, they are multi-employer defined benefit schemes. It is not possible to determine the assets and liabilities of these schemes relating to the obligations of the Company to current and former employees. Accordingly, the expense recorded in the consolidated statement of operations equates to the contributions payable in the year, as determined by third party actuaries. Company contributions amounted to $1.1 million, $0.9 million and $0.8 million for the fiscal years ended June 30, 2007, 2006 and 2005 respectively.

Severance pay arrangements

In certain countries in which the Company has operations, principally Israel, it is obliged to make severance payments to employees leaving employment in most circumstances. The payment is based on the latest monthly salary for each year of service. The payment obligations are funded by payments to funds held by third party investment managers under approved plans. The liability is recorded gross and a separate asset is recorded equal to the market value of the funds held by investment managers. The costs associated with these arrangements included within the consolidated statement of operations amounted to $5.5 million, $5.6 million and $4.7 million for the fiscal years ended June 30, 2007, 2006 and 2005, respectively. The following amounts are included in the consolidated balance sheets in respect of these arrangements are as follows:

	As of June 30,
(in thousands)	2007	2006
Investment funds, included within other non-current assets	$30,644	$25,244

Liability, included within other non-current liabilities	(37,408)	(30,631)

Defined benefit arrangements

The Company has certain liabilities to a small number of current and former employees who are members of a U.K. defined benefit pension scheme. The scheme is closed and the age profile of the active membership is rising significantly and, therefore, the service cost is likely to increase over the coming years. The trustees of the scheme, the actuaries and the Company have agreed to make additional lump sum payments into the scheme and the contribution rates of employed members have been set individually. The Company uses a June 30 measurement date for the defined benefit pension scheme.

The elements of net periodic pension expense are as follows:

	For the years ended June 30,
(in thousands)	2007	2006	2005
Service cost	$209	$178	$172
Interest cost	1,194	978	893
Expected return on assets	(1,033)	(825)	(706)
Net amortization of loss	604	583	446
Net periodic pension expense	$974	$914	$805

The following assumptions were used in determining the net periodic benefit costs for the plan:

	For the years ended June 30,
	2007	2006	2005
Assumed discount rate	5.25%	5.00%	5.50%
Expected long-term rate of return on plan assets	7.00%	7.50%	7.50%
Rate of compensation increase	4.50%	4.25%	4.50%

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

The funding of the Company’s defined benefit pension plan is as follows:

	As of June 30,
(in thousands)	2007	2006
Fair value of plan assets	$17,789	$13,670
Projected benefit obligation (“PBO”)	(23,264)	(21,585)
Funded status	$(5,475)	$(7,915)
Unrecognized net loss	N/A	9,101
Net amount recognized, end of year	$(5,475)	$1,186
Amounts recognized in the consolidated balance sheet consist of:

Accrued pension	$(5,475)	$(3,117)
Other comprehensive income	N/A	4,303
Total amount recorded in consolidated balance sheet	$(5,475)	$1,186

The accumulated benefit obligation of the Company’s defined benefit plan was $16.5 million and $16.8 million as of June 30, 2007 and 2006, respectively.

Amounts recognized in accumulated other comprehensive income consist of:

(in thousands)	As of June 30, 2007
Actuarial losses	$(7,000)
Tax benefit thereon	2,100
Net amount recognized	$(4,900)

Actuarial losses included in accumulated other comprehensive income expected to be recognized as a component of net periodic pension costs in fiscal 2008 is not material.

Additional information:

	As of June 30,
(in thousands)	2007	2006	2005
Decrease (increase) in minimum liability reflected in other comprehensive income	$3,174	$1,200	$(1,080)
Tax (expense) benefit thereon	(936)	(361)	336
Net decrease (increase) in minimum liability reflected in other comprehensive income	$2,238	$839	$(744)

Weighted-average assumptions used to determine benefit obligations:
Discount rate	5.75%	5.25%	5.00%
Rate of increase in future compensation	4.75%	4.50%	4.25%

The following table is a reconciliation of PBO:

	For the years ended June 30,
(in thousands)	2007	2006
PBO, beginning of year	$21,585	$19,406
Service cost	209	178
Interest on PBO	1,194	978
Actuarial (gain) loss	(1,545)	201
Benefits paid	(257)	(256)
Employee contributions	249	171
Foreign exchange movements	1,829	907
PBO, end of year	$23,264	$21,585

The following table is a reconciliation of the fair value of plan assets:

	For the years ended June 30,
(in thousands)	2007	2006
Plan assets at fair value, beginning of year	$13,670	$10,845
Employer contributions	1,261	1,127
Employee contributions	249	171
Benefits paid	(257)	(256)
Return on assets	1,591	1,214
Foreign exchange movements	1,275	569
Plan assets at fair value, end of year	$17,789	$13,670

The following table illustrates the effect of the application of SFAS No. 158 in the fiscal year ended June 30, 2007:

(in thousands)	Before application of SFAS No. 158	SFAS No. 158 adjustment	After application of SFAS No. 158
Other non-current assets	$56,330	$575	$56,905
Total assets	1,144,278	575	1,144,853

Other non-current liabilities	41,062	5,475	46,537
Total liabilities	401,105	5,475	406,580
Total shareholders’ equity	743,173	(4,900)	738,273
Total liabilities and shareholders’ equity	1,144,278	575	1,144,853

The following table sets forth the estimated benefit payments for the next five fiscal years and in aggregate for the five fiscal years thereafter. The expected benefits are estimated based on the same assumptions used to measure the Company’s benefit obligation at the end of the fiscal year and include benefits attributable to estimated future employee service:

(in thousands) Fiscal year	Expected pension payments
2008	$275
2009	283
2010	293
2011	303
2012	313
2013 to 2017	1,722

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

The Company’s benefit plan weighted-average asset allocations as of June 30, 2007 and 2006, by asset category, are as follows:

	As of June 30,
(in thousands)	2007	2006
Equities	$10,673	$8,065
Debt securities	7,116	5,605
Fair value of plan assets	$17,789	$13,670

The Company’s committed minimum contributions in fiscal 2008 are expected to be $0.3 million.

Note 17. Segment information

The business is managed as a single operating unit or segment, being the supply of open end-to-end digital technology and services to digital pay-television platform operators and content providers.

Revenue analyzed by geographical destination (i.e., the country of operations of the customer) was as follows:

	For the years ended June 30,
(in thousands)	2007	2006	2005
United Kingdom	$201,121	$163,804	$151,083
Europe and the Middle East	158,280	126,157	108,454
North America	213,001	215,856	183,420
Latin-America	49,055	37,395	59,224
Asia-Pacific	88,035	56,911	54,149
	$709,492	$600,123	$556,330

Revenues from North America include $212.7 million, $215.7 million and $182.5 million from customers in the United States in fiscal 2007, 2006 and 2005, respectively. Revenues from Europe and the Middle East include $72.0 million, $72.1 million and $60.5 million from customers in Italy in fiscal 2007, 2006 and 2005, respectively. No other country accounted for more than 5% of revenues in any of the three fiscal years in the period ended June 30, 2007.

The following major customers contributed directly and indirectly to more than 10% of the Company’s revenues in any of the three fiscal years in the period ended June 30, 2007:

	For the years ended June 30,
(in thousands)	2007	2006	2005
DIRECTV (U.S.)	$194,495	$202,630	$163,006
BSkyB	173,426	140,364	123,165
SKY Italia	70,223	68,251	59,895

The Company’s operations are situated in the United Kingdom, Europe, Israel, the United States and the Asia-Pacific region. Most of the Company’s contracts with customers are entered into with the principal operating company, a U.K. entity. Many of the costs of the overseas operations are recharged to the Company’s U.K. subsidiaries.

The contribution of each region to the long-lived assets (other than deferred tax assets) of the Company is as follows:

	As of June 30,
(in thousands)	2007	2006
United Kingdom	$121,495	$122,694
Europe	26,167	14,784
Israel	122,528	36,361
United States	7,889	8,720
Asia-Pacific	9,721	5,821
Total long-lived assets (other than deferred tax assets)	$287,800	$188,380

Note 18. Valuation and qualifying accounts

a) Accounts receivable reserves

	For the years ended June 30,
(in thousands)	2007	2006	2005
Beginning of year	$1,124	$1,427	$3,021
Additions (reversals)	(50)	172	(1,165)
Used	(902)	(475)	(379)
Foreign exchange movements	─	─	(50)
End of year	$172	$1,124	$1,427

b) Inventory reserves

	For the years ended June 30,
(in thousands)	2007	2006	2005
Beginning of year	$2,511	$3,398	$4,242
Additions (reversals)	41	(887)	(183)
Used	(118)	─	(560)
Foreign exchange movements	─	─	(101)
End of year	$2,434	$2,511	$3,398

c) Deferred tax valuation reserve

	For the years ended June 30,
(in thousands)	2007	2006	2005
Beginning of year	$8,115	$3,455	$3,791
Additions (reversals)	(3,694)	4,216	(173)
Foreign exchange movements	353	444	(163)
End of year	$4,774	$8,115	$3,455

Note 19. Supplementary cash flow disclosures

	For the years ended June 30,
(in thousands)	2007	2006	2005
Cash receipts and payments:
Cash payments for capital expenditure	$(25,520)	$(30,018)		$(20,584)
Proceeds from sale of property, plant and equipment	371	602		39
Interest received in cash	26,338	13,226		9,510
Interest paid in cash	(263)	(188)		(54)
Cash payments for income taxes	(49,525)	(27,955)		(23,379)
Cash payments in respect of abandoned property leases	─	(1,572)		(2,118)
Gross purchases of short term investments	(203,387)	(184,401)		─
Gross sales of short term investments	387,788	─		─
Supplemental information on businesses acquired:
Fair value of assets acquired	$104,917	$4,405	$	─
Less: liabilities assumed	(10,592)	(1,220)		─
Less: cash acquired	(13,577)	(67)		─

	80,748	3,118		─
Cash paid in respect of deferred consideration for acquisitions	2,467	─		17
Net cash paid for business acquisitions	$83,215	$3,118		$17

Note 20. Subsequent event

In August 2007, the Company acquired 100% of the share capital of Cast-Up for approximately $11.3 million in cash, plus up to an additional $2.5 million payable upon the achievement of certain performance objectives.

Note 21. Quarterly data (unaudited)

	For the three months ended
(in thousands, except per share amounts)	September 30	December 31	March 31	June 30
Fiscal 2007
Revenue	$164,162	$165,062	$178,391	$201,877
Gross margin	101,927	103,944	107,818	127,319
Operating income	44,590	37,400	35,782	42,584
Net income	35,088	30,291	29,224	41,124

Basic earnings per share	$0.62	$0.53	$0.51	$0.71
Diluted earnings per share	$0.61	$0.52	$0.50	$0.70

Fiscal 2006
Revenue	$144,495	$152,203	$149,204	$154,221
Gross margin	84,672	90,427	91,244	91,158
Operating income	35,735	34,320	35,412	25,262
Net income	27,105	25,960	28,139	19,746

Basic earnings per share	$0.49	$0.46	$0.50	$0.35
Diluted earnings per share	$0.47	$0.45	$0.49	$0.34

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management determined that, as of June 30, 2007, the Company maintained effective internal control over financial reporting.

Ernst & Young LLP, the Company’s independent registered public accounting firm that audited and reported on the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of internal control over financial reporting, which is reproduced below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of NDS Group plc

We have audited NDS Group plc's internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). NDS Group plc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Assessment on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, NDS Group plc maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NDS Group plc as of June 30, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity and other comprehensive income,  and cash flows for each of the three fiscal years in the period ended June 30, 2007 of NDS Group plc and our report dated August 29, 2007 expressed an unqualified opion thereon.

Ernst & Young LLP

London, England

August 29, 2007

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a- 15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth quarter of fiscal year ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to the Company’s Directors is expected to be contained in the proxy statement for the Company’s 2007 Annual General Meeting of Shareholders (the “Proxy Statement”) to be filed with the SEC under the headings “Proposal No. 4” and “Directors Continuing in Office,” and is incorporated herein by reference in this Annual Report on Form 10-K.

The information required by this item with respect to compliance with Section 16(a) of the Exchange Act, if any, will be contained in the Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated by reference in this Annual Report on Form 10-K.

The information required by this item with respect to the Company’s Audit Committee, including the Audit Committee’s members and its financial experts will be contained in the Proxy Statement under the heading “Corporate Governance — Meetings and Committees of the Board of Directors — Audit Committee” and is incorporated by reference in this Annual Report on Form 10-K.

The information required by this item with respect to the Company’s Standards of Business Conduct and Code of Ethics governing the Company’s employees, including its Chief Executive Officer, senior financial officer and members of the Company’s Board of Directors will be contained in the Proxy Statement under the heading “Corporate Governance — Other Corporate Governance Matters — Standards of Business Conduct and Code of Ethics” and is incorporated by reference in this Annual Report on Form 10-K.

The information required by this item with respect to the Company executive officers will be contained in the Proxy Statement under the heading “Executive Officers of the Company” and is incorporated by reference in this Annual Report on Form 10-K.

The information required by this item with respect to how shareholders may recommend the nominees to the Board will be contained in the Proxy Statement under the heading “Corporate Governance — Other Corporate Governance Matters — Director Nomination Procedure” and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item with respect to executive compensation and director compensation will be contained in the Proxy Statement under the heading “Executive Compensation and Other Information” and “Non-Management Directors’ Compensation for the Fiscal Year Ended June 30, 2007” and is incorporated by reference in this Annual Report on Form 10-K.

The information required by this item with respect to compensation interlocks and insider participation will be contained in the Proxy Statement under the heading “Compensation Interlocks and Insider Participation” and is incorporated by reference in this Annual Report on Form 10-K.

The compensation report required by this item will be contained in the Proxy Statement under the heading “Board of Directors’ Compensation Report” and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item with respect to securities authorized for issuance under the equity compensation plans is contained in Item 5 to this Annual Report on Form 10-K under the heading “Equity Compensation Plan Information” and is incorporated by reference in this Annual Report on Form 10-K.

The information required by this item with respect to security ownership of the Company will be contained in the Proxy Statement under the heading “Security Ownership of the Company” and is incorporated by reference in this Annual Report on Form 10-K.

ITEM13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item with respect to certain relationships and related transactions will be contained in the Proxy Statement under the heading “Certain Relationships and Related-Party Transactions” and is incorporated by reference in this Annual Report on Form 10-K.

The information required by this item with respect to director independence will be contained in the Proxy Statement under the heading “Corporate Governance — Other Corporate Governance Matters — Board Independence” and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in the Proxy Statement under the headings “Fees Paid to Independent Registered Public Accounting Firm” and “Audit Committee Pre-approval Policies and Procedures” and is incorporated by reference in this Annual Report on Form 10-K.

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

August 29, 2007

Pursuant to the requirements of the Securities Exchange Act 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Abraham Peled	Chairman and Chief Executive Officer
Abraham Peled	(Principal Executive Officer)	August 29, 2007

/s/ David F. DeVoe
David F. DeVoe	Director	August 29, 2007

/s/ Roger W. Einiger
Roger W. Einiger	Director	August 29, 2007

/s/ Nathan Gantcher
Nathan Gantcher	Director	August 29, 2007

/s/ Lawrence A. Jacobs
Lawrence A. Jacobs	Director	August 29, 2007

/s/ Peter J. Powers
Peter J. Powers	Director	August 29, 2007

/s/ Arthur M. Siskind
Arthur M. Siskind	Director	August 29, 2007

Index to Exhibits

Exhibit	Description	Location

3	Memorandum and Articles of Association	Incorporated by reference to Exhibit 3 to the Quarterly Report on Form 10-Q filed by NDS Group plc with the Securities and Exchange Commission on November 7, 2005

4.1	Specimen Series A ordinary share certificate	Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form F-1 filed by NDS Group plc with the Securities and Exchange Commission (File No. 333-11086) on November 19, 1999

4.2	Form of American Depositary Receipt	Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form F-1 filed by NDS Group plc with the Securities and Exchange Commission (File No. 333-11086) on November 19, 1999

4.3	Deposit Agreement	Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form F-1 filed by NDS Group plc with the Securities and Exchange Commission (File No. 333-11086) on November 19, 1999

10.1	Master Intercompany Agreement	Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form F-1 filed by NDS Group plc with the Securities and Exchange Commission (File No. 333-11086) on November 19, 1999

10.2	Agreement between the Company and Abraham Peled, dated December 1, 1999*	Incorporated by reference to Exhibit 4.4 to the Annual Report on Form 20-F filed by NDS Group plc with the Securities and Exchange Commission (File No. 333- 11086) on October 22, 2004

10.3	Agreement between NDS Limited and Alexander Gersh, dated November 11, 2004*	Incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed by NDS Group plc with the Securities and Exchange Commission on January 5, 2005

10.4	Letter Agreement dated October 20, 2002 between Raffi Kesten and NDS Technologies Israel Limited*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by NDS Group plc with the Securities and Exchange Commission on April 10, 2006

10.5	Letter Agreement dated June 22, 2004 between Raffi Kesten and NDS Group plc*	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by NDS Group plc with the Securities and Exchange Commission on April 10, 2006

10.6	Non-Executive Director Compensation Summary Sheet*	Filed herewith.

10.7	NDS 2006 Long-Term Incentive Plan*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by NDS Group plc with the Securities and Exchange Commission on November 1, 2006.

Exhibit	Description	Location

10.8	Form of Performance-Based Conditional Award Agreement*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by NDS Group plc with the Securities and Exchange Commission on May 4, 2007.

10.9	Form of Fixed Conditional Award Agreement*	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by NDS Group plc with the Securities and Exchange Commission on May 4, 2007.

12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith.

21	Subsidiaries	Filed herewith.

23	Consent of Ernst & Young LLP	Filed herewith.

31.1	Certification by the Chief Executive Officer pursuant to SEC Rule 13a-14(a) / 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification by the Chief Financial Officer pursuant to SEC Rule 13a-14(a) / 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

*	Management contract or compensatory plan required to be filed as an exhibit to the Annual Report on Form 10-K pursuant to Item 15(b).