Form 10-Q
period 2007-09-30
NDS GROUP PLC
filed 2007-10-29
CIK 1098074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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
Yes ☐ No ☒

As of October 25, 2007, the following shares were outstanding: 15,908,295 Series A ordinary shares, par value $0.01 per share; 42,001,000 Series B ordinary shares, par value $0.01 per share; and 42,000,002 deferred shares, par value £1 per share.

NDS GROUP PLC

PART I – Financial Information

Item 1. Financial Statements

NDS Group plc
Unaudited Consolidated Statements of Operations

	For the three months ended September 30,
(in thousands, except per-share amounts)	2007	2006
Revenue:
Conditional access	$121,583	$92,847
Integration, development & support	10,909	18,412
License fees & royalties	28,944	24,350
New technologies	42,458	27,499
Other	982	1,054

Total revenue	204,876	164,162

Cost of goods and services sold	(68,456)	(62,235)

Gross margin	136,420	101,927

Operating expenses:
Research & development	(51,011)	(34,666)
Sales & marketing	(9,620)	(7,977)
General & administration	(14,220)	(12,277)
Amortization of other intangibles	(3,283)	(2,417)

Total operating expenses	(78,134)	(57,337)

Operating income	58,286	44,590

Interest income – net	7,372	6,012

Income before income tax expense	65,658	50,602

Income tax expense	(19,364)	(15,514)

Net income	$46,294	$35,088

Net income per share:
Basic net income per share	$0.80	$0.62
Diluted net income per share	$0.79	$0.61

The accompanying notes form an integral part of these unaudited consolidated financial statements.

NDS Group plc
Consolidated Balance Sheets

(in thousands, except share amounts)	As of September 30, 2007 (Unaudited)	As of June 30, 2007 (See Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$622,167	$592,750
Accounts receivable, net (inclusive of $86,377 and $89,711 due from related parties)	131,550	134,624
Accrued income	48,930	40,605
Inventories, net	58,535	54,133
Prepaid expenses	22,709	19,415
Other current assets	3,530	3,926

Total current assets	887,421	845,453

Property, plant & equipment, net	53,487	54,801
Goodwill	132,716	124,614
Other intangibles, net	64,557	63,080
Other non-current assets	67,423	56,905

Total assets	$1,205,604	$1,144,853

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable (inclusive of $4,478 and $2,165 due to related parties)	$25,700	$22,110
Deferred income	84,648	75,777
Accrued payroll costs	21,898	31,186
Accrued expenses	37,683	37,473
Income tax liabilities	28,361	17,693
Other current liabilities	21,758	18,287

Total current liabilities	220,048	202,526

Deferred income	139,424	157,517
Other non-current liabilities	53,196	46,537

Total liabilities	412,668	406,580

Commitments and contingencies
Shareholders’ equity:
Series A ordinary shares, par value $0.01 per share: 48,000,000 shares authorized; 15,829,189 and 15,718,904 shares outstanding as of September 30, and June 30, 2007, respectively	158	157
Series B ordinary shares, par value $0.01 per share: 52,000,000 shares authorized; 42,001,000 shares outstanding as of September 30, and June 30, 2007, respectively	420	420
Deferred shares, par value £1 per share: 42,000,002 shares authorized and outstanding as of September 30, and June 30, 2007	64,103	64,103
Additional paid-in capital	568,059	563,388
Retained earnings	102,400	56,106
Other comprehensive income	57,796	54,099

Total shareholders’ equity	792,936	738,273

Total liabilities and shareholders’ equity	$1,205,604	$1,144,853

The accompanying notes form an integral part of these unaudited consolidated financial statements.

NDS Group plc
Unaudited Consolidated Statements of Cash Flows

	For the three months ended September 30,
(in thousands)	2007	2006
Operating activities:
Net income	$46,294	$35,088

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,652	4,376
Amortization of other intangibles	3,283	2,417
Equity-based compensation	4,311	2,315
Other	97	176
Change in operating assets and liabilities, net of acquisitions:
Inventories	(4,402)	(6,978)
Receivables and other assets	(18,244)	(29,538)
Deferred income	(9,222)	8,627
Accounts payable and other liabilities	9,016	(8,205)

Net cash provided by operating activities	36,785	8,278

Investing activities:
Capital expenditure	(3,470)	(4,050)
Short-term investments	─	(102,352)
Business acquisitions, net of cash acquired	(10,374)	(3,634)

Net cash used in investing activities	(13,844)	(110,036)

Financing activities:
Issuance of shares (inclusive of realized excess tax benefits of $79 and $27)	388	634

Net increase (decrease) in cash and cash equivalents	23,329	(101,124)

Cash and cash equivalents, beginning of period	592,750	320,636
Currency exchange movements	6,088	336

Cash and cash equivalents, end of period	$622,167	$219,848

The accompanying notes form an integral part of these unaudited consolidated financial statements.

NDS Group plc
Notes to the Unaudited Consolidated Financial Statements

Note 1. Description of business

NDS Group plc (the “Company”) is domiciled in the United Kingdom, incorporated in Great Britain and registered in England and Wales. The Company is engaged in the business of supplying open end-to-end digital technology and services to digital pay-television platform operators and content providers. The Company has customers throughout the world and has research and development facilities, customer support operations and administrative offices in the United Kingdom, Israel, France, Denmark, India, China, Hong Kong, South Korea, Australia and the United States. All the revenue, expenses, assets, liabilities and cash flows relate to the continuing operations of the Company and its consolidated subsidiaries.

There is a common management structure across the Company, which ensures that the various subsidiary entities operate in a coordinated and complementary manner. The business is managed as a single operating unit or segment.

The Company is a majority owned subsidiary of News Corporation and conducts business transactions with a number of affiliates and subsidiaries of News Corporation.

Note 2. Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, the consolidated operating results and the consolidated cash flows as of and for the periods shown. The unaudited consolidated results of operations for the three-month period ended September 30, 2007 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2008.

These interim unaudited consolidated financial statements and notes hereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2007 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on August 29, 2007. Financial information as of June 30, 2007 has been derived from those audited consolidated financial statements.

These interim consolidated financial statements are unaudited and do not constitute U.K. statutory results as defined in Section 240 of the Companies Act 1985 of Great Britain. U.K. statutory accounts for the fiscal year ended June 30, 2007, which comprise parent company unconsolidated financial statements prepared under U.K. generally accepted accounting practice, and on which the auditors’ report was unqualified, were approved by the Company’s shareholders at its Annual General Meeting of Shareholders held on October 26, 2007 and will be delivered to the Registrar of Companies for England and Wales.

The preparation of financial statements in conformity with GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

The Company maintains a 52-53 week fiscal year ending on the Sunday nearest to each reporting date. As such, all references to September 30, 2007 and September 30, 2006 relate to the three-month periods ended September 30, 2007 and October 1, 2006, respectively. For convenience purposes, the Company continues to date its financial statements as of September 30.

All amounts are presented in thousands, except share and per share amounts or unless otherwise noted.

Recent accounting pronouncements

Income taxes

On July 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (the “FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes,” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have a material impact on the Company’s liability for unrecognized tax benefits. Total unrecognized tax benefits at the date of the Company’s adoption of FIN 48 were $1.7 million, all of which will affect the Company’s effective income tax rate, if and when recognized in future years. Movement in the accrued balance during the three-month period ended September 30, 2007 was immaterial. The Company does not presently anticipate such uncertain income tax positions will significantly increase or decrease in the next 12 months; however, actual developments in this area could differ from those currently expected.

The Company recognizes interest and penalty charges related to unrecognized tax benefits as income tax expense, which is consistent with the recognition in prior reporting periods. As of July 1, 2007, the Company’s recorded liability for accrued interest was immaterial, as well as the change in the accrual for interest for the three-month period ended September 30, 2007.

Her Majesty’s Revenue and Customs in the United Kingdom has completed its review of the Company’s U.K. tax returns for all years up to fiscal 2005 and has commenced a review of the Company’s U.K. tax returns for fiscal 2006. Additionally, the Company’s income tax returns for the fiscal years 2003 through 2006 are under examination in various foreign jurisdictions.

Other

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 allows companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 will become effective for the Company beginning in fiscal 2009. The Company is currently evaluating what effects the adoption of SFAS No. 159 will have on the Company’s future consolidated results of operations and financial condition.

In March 2007, the Emerging Issues Task Force issued EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payment for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for future research and development activities should be deferred and capitalized. EITF 07-3 requires that such amounts should be recognized as an expense as the goods are delivered or the related services are performed. If, subsequently, based on management’s assessment, it is no longer expected that the goods will be delivered or services will be rendered, then the capitalized advance payment should be charged to expense. EITF 07-3 will be effective for the Company beginning in fiscal 2009. The Company is currently evaluating what effects, if any, the adoption of EITF 07-3 will have on the Company’s future consolidated results of operations and financial condition.

Note 3. Comprehensive Income

Comprehensive income comprises net income, foreign currency translation adjustments and certain pension adjustments. The components of comprehensive income were as follows:

	For the three months ended September 30,
(in thousands)	2007	2006

Net income	$46,294	$35,088
Foreign currency translation differences (no tax effect)	3,697	363
Comprehensive income	$49,991	$35,451

Note 4. Net income per share

Basic net income per share is calculated as net income divided by the weighted average number of ordinary shares in issue in each period. The interests of ordinary shareholders may be diluted due to the existence of equity awards granted to employees. The dilutive effect of potential shares to be issued pursuant to outstanding equity awards has been calculated using the treasury stock method and as such, is a function of the average share price in each period. The Company has two classes of ordinary shares: Series A ordinary shares, par value $0.01 per share (“Series A ordinary shares”) and Series B ordinary shares, par value $0.01 per share (“Series B ordinary shares”), which have equal rights except in respect of voting and as such have equal weighting in the calculation of net income per share and equal net income per share.

The numerator for the calculations of net income per share is net income. The denominator for the calculations is the weighted average number of ordinary shares, as follows:

	For the three months ended September 30,
	2007	2006

Weighted average number of ordinary shares in issue	57,771,456	56,889,675
Effect of dilutive equity awards	773,849	886,532
Denominator for dilutive net income per share	58,545,305	57,776,207

Note 5. Inventories

(in thousands)	As of September 30, 2007	As of June 30, 2007

Unprocessed smart cards and their components	$54,236	$51,630
Other smart card inventory	2,391	2,476
Inventory reserves	(2,286)	(2,434)
	54,341	51,672
Contract work-in-progress	4,194	2,461
Total inventories	$58,535	$54,133

Unprocessed smart cards and their components are considered to be in the state of work-in-progress. Other smart card inventory represents smart cards shipped to customers but for which revenue had not been recognized as of the balance sheet date.

Note 6. Deferred income

(in thousands)	As of September 30, 2007	As of June 30, 2007

Deferred security fees	$168,476	$180,009
Advance receipts and other deferred income	55,596	53,285
Total deferred income	$224,072	$233,294

Included within current liabilities	$84,648	$75,777
Included within non-current liabilities	139,424	157,517
	$224,072	$233,294

Note 7. Related-party transactions

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

a) Provision of technology and services

Technology and services for digital pay-television platform operators are supplied to affiliates and subsidiaries of News Corporation. The principal related parties to whom the Company supplied such services are BSkyB, DIRECTV (including its affiliates DIRECTV Latin America, Sky Brasil and Sky Mexico), FOXTEL, Sky Network Television and Tata Sky (all of which currently are affiliates of News Corporation), and SKY Italia and STAR TV (both of which are wholly owned subsidiaries of News Corporation).

Revenue recognized from such related parties was as follows:

	For the three months ended September 30,
(in thousands)	2007	2006

Revenue from related parties	$159,258	$132,203

Included within the consolidated balance sheets are the following amounts in respect of normal sales transactions with related parties:

(in thousands)	As of September 30, 2007	As of June 30, 2007

Accounts receivable	$86,377	$89,711
Accrued income	33,185	26,854
Deferred income	(180,395)	(200,478)

b) Royalty payments

A royalty is payable to a related party in respect of certain intellectual property rights that the Company has licensed for use in certain applications supplied to customers. The royalty expense in respect of this related party arrangement is included within cost of goods and services sold was as follows:

	For the three months ended September 30,
(in thousands)	2007	2006

Royalties payable to related party	$842	$738

Included within the consolidated balance sheets are the following amounts in respect of royalties payable to a related party:

(in thousands)	As of September 30, 2007	As of June 30, 2007

Accrued expenses	$4,395	$3,553

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

Administration fees charged to the Company in respect of these services were as follows:

	For the three months ended September 30,
(in thousands)	2007	2006

Administration fees charged by related parties	$37	$59

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

(in thousands)	As of September 30, 2007	As of June 30, 2007

Accounts payable	$4,478	$2,165

d) Other

The Company has a short-term loan facility of £30 million (approximately $61 million) from a subsidiary of News Corporation. The facility has no expiry date and no amounts were drawn down as of September 30, 2007 or June 30, 2007. The facility is considered to be adequate for the Company’s needs.

The Company has entered into cross-guarantees with HSBC Bank plc (“HSBC”) providing mutual guarantees with other subsidiaries of News Corporation for amounts owed to HSBC under a collective overdraft facility of £20 million (approximately $41 million). News Corporation has indemnified the Company against any liabilities which the Company may be required to pay under these cross-guarantees. The Company has been informed by News Corporation that no amounts were owed to HSBC as of September 30, 2007 or June 30, 2007 that would be covered by these guarantees.

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

Sogecable Litigation

On July 25, 2003, Sogecable, S.A. and its subsidiary Canalsatellite Digital, S.L., Spanish satellite broadcasters and customers of Canal+ Technologies SA (together, “Sogecable”), filed an action against the Company in the United States District Court for the Central District of California. Sogecable filed an amended complaint on October 9, 2003, which purported to allege claims for violation of the DMCA and the RICO statute. The amended complaint also purported to allege claims for interference with contract and prospective business advantage. The complaint sought injunctive relief, unspecified compensatory and exemplary damages and restitution. On December 22, 2003, all of the claims were dismissed by the court. Sogecable filed a second amended complaint. The Company filed a motion to dismiss the second amended complaint on March 31, 2004. On August 4, 2004, the court issued an order dismissing the second amended complaint in its entirety. Sogecable had until October 4, 2004 to file a third amended complaint. On October 1, 2004, Sogecable notified the court that it would not be filing a third amended complaint, but would appeal the court’s entry of final judgment dismissing the suit to the United States Ninth Circuit Court of Appeals. On December 14, 2006, the appellate court issued a memorandum decision reversing the district court’s dismissal. On January 26, 2007, the Company filed its petition for rehearing by an en banc panel of the United States Ninth Circuit Court of Appeals. On February 21, 2007, the petition was denied. On June 11, 2007, the Company filed a petition for a Writ of Certiorari in the United States Supreme Court seeking reversal of the Ninth Circuit Court of Appeals’ decision. On August 27, 2007, the Company renewed its motion to dismiss the second amended complaint on grounds not previously decided. That motion is under submission. On October 1, 2007, the petition for Writ of Certiorari was denied. The Company believes that Sogecable’s claims are without merit and it will continue to vigorously defend itself in this matter.

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

b) Guarantees

In the normal course of business, the Company provides indemnification agreements of varying scopes, including warranties concerning the security of the Company’s smart cards, limited product warranties and indemnification of customers against claims of intellectual property infringement made by third parties arising from the use of the Company’s products or services. Also, the Company may be subject to liquidated damages in the event of late delivery of goods or services. The nature of these commitments has been considered in determining the revenue and costs recognized in these financial statements. Costs are accrued for known warranty and indemnification issues if a loss is probable and can be reasonably estimated. Historically, costs related to these warranties and indemnification agreements have not been significant, but because potential future costs are highly variable, the Company is unable to estimate the maximum potential impact of these guarantees on the Company’s future results of operations.

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

Amounts payable by the Company under certain contracts are subject to audit rights held by third parties and the terms of such contracts may be open to subjective interpretation. The Company settles its liabilities under such contracts based on its assessment of the amounts due. However, it may be subject to claims that the amounts paid are incorrect. It is not considered that any resulting liability in excess of amounts recognized in these financial statements would materially affect the Company’s financial position.

The Company experiences routine litigation in the normal course of its business. The Company believes that none of its pending litigation will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity.

The Company’s operations are subject to tax in various domestic and international jurisdictions and, as a matter of course, the Company is regularly audited by U.K. and overseas tax authorities. The Company believes it has appropriately accrued for the expected outcome of all pending tax matters and does not currently anticipate that the ultimate resolution of pending tax matters will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity.

Note 9. Equity-based compensation

No awards of equity-based compensation were made in either of the three-month periods ended September 30, 2007 or 2006. The following amounts have been recorded in the consolidated financial statements relating to equity-based compensation:

	For the three months ended September 30,
(in thousands, except share amounts)	2007	2006

Number of stock options exercised in period	48,798	32,061

Number of conditional awards vested in period, net of statutory tax withholdings	67,409	─

Equity-based compensation cost included within the statement of operations	$4,311	$2,315

Net cash received from exercise of equity-based awards	$309	$607

Excess tax benefits derived from equity-based awards	$52	$27

Intrinsic value of stock options exercised	$1,335	$844

As of September 30, 2007, the total compensation cost related to non-vested equity awards not yet recognized was approximately $27.2 million and the period over which it is expected to be recognized is 3.1 years. The Board may grant additional equity-based compensation, which would result in additional operating expenses being recorded in future periods.

Note 10. Supplementary cash flow information

	For the three months ended September 30,
(in thousands)	2007	2006

Cash payments for capital expenditure	$(3,531)	$(4,077)
Proceeds from sale of property, plant and equipment	61	27
Interest received in cash	7,381	4,245
Cash payments for income taxes	(8,400)	(11,076)
Gross purchases of short-term investments	─	(102,352)

Note 11. Pension expense

The elements of expense related to the defined benefit pension scheme that the Company operates are as follows:

	For the three months ended September 30,
(in thousands)	2007	2006

Service cost	$58	$51
Interest cost	335	304
Expected return on plan assets	(316)	(251)
Amortization of unrecognized net loss	107	147
	$184	$251

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This document contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of NDS Group plc, its directors or its officers with respect to, among other things, trends affecting NDS Group plc’s financial condition or results of operations. Unless otherwise indicated or unless the context requires otherwise, all reference herein to the “Company,” “we,” “our” and “us” refers to the NDS Group plc. Readers of this document are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Those risks and uncertainties are discussed under Item 1A. Risk Factors of Part II of this Quarterly Report on Form 10-Q, in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 as filed with the Securities and Exchange Commission (“SEC”) on August 29, 2007 (SEC file no. 0-30364), as well as the information set forth elsewhere in this Quarterly Report. The Company does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You should carefully review other documents filed by the Company with the SEC. This section should be read in conjunction with the unaudited consolidated financial statements of the Company and related notes set forth elsewhere herein.

Introduction

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of our financial condition, changes in financial condition and results of operations, and is organized as follows:

•
Overview of our business — This section provides a general description of our business and developments that have occurred to date during the fiscal year ending June 30, 2008 that we believe are important in understanding our results of operations and financial condition or to disclose known future trends.

•
Results of operations — This section provides an analysis of our results of operations for the three-month periods ended September 30, 2007 and 2006. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•
Liquidity and capital resources — This section provides an analysis of our cash flows for the three-month periods ended September 30, 2007 and 2006. It includes a discussion of the financial capacity available to fund our future commitments and obligations, as well as a discussion of other financing arrangements.

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

We work with suppliers of other components of a broadcast platform, such as broadcast equipment, set-top box, and residential gateway manufacturers. A particular platform operator may purchase some components from our competitors. We integrate our technologies with those of other suppliers to provide a platform operator with the required functionality.

Our customers consist of a limited number of large digital pay-television platform operators that are introducing, marketing and promoting products and services that utilize our technology. Our three largest customers are DIRECTV in the United States, BSkyB in the United Kingdom and SKY Italia in Italy. Together, these three customers contributed, directly and indirectly, approximately 67% of our revenue during the three-month period ended September 30, 2007. We expect that a limited number of customers will continue to contribute a significant portion of our revenue.

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

A significant portion of our revenue is dependent upon our customers’ subscriber bases, the growth in their subscriber bases and the related quantities of set-top boxes deployed. Revenue can vary from period to period as our revenue reflects a small number of relatively large orders for our technology and services. These generally have long sales and order cycles, and delivery and acceptance of our products and services fluctuate over the course of these cycles. Our accounting policies often require us to defer revenue until after our technologies have been deployed by our customers or to recognize contract revenue over the term of any post-contract support period.

We consider that we operate and manage our business as a single segment. There are no separate divisions or profit centers. We assess the financial performance of our business by reviewing specific revenue streams in the aggregate and by customer. We assess our costs by considering individual cost centers and their aggregation into the general cost categories as described below.

Revenue

We derive revenue from:

1)
Fees for the supply of an initial system and subsequent additional functionality and maintenance services. These fees are typically based on the amount of manpower required to customize, integrate and install the system components and subsequently to maintain those components. We refer to such fees as “integration, development and support revenue.”

2)
Fees from the sale of smart cards and the provision of security maintenance services. These fees are typically based on the number of smart cards supplied and the number of subscribers and/or smart cards authorized for a particular platform. Our fees may be reduced if the security of the system is compromised. We refer to fees from the sales of smart cards and the provision of security maintenance services as “conditional access revenue.”

3)
Fees linked to the deployment and use of our technologies. These fees are typically based on the number of set-top boxes or residential gateway devices manufactured or deployed that contain the relevant technologies. Other fees may be based on the extent to which the technologies are used by our customers’ subscribers. For example, we may receive a share of incremental revenue generated by a platform operator or content provider from an application that incorporates our technologies. We refer to such fees as “license fees and royalties.”

These different types of fees are presented as three separate revenue streams in our consolidated statement of operations because they are influenced by different external factors.

We distinguish between revenue from “established technologies” and revenue from “new technologies.” We categorize as revenue from established technologies our revenue from conditional access, middleware and EPG technologies and fees from the customization and integration of those technologies into head-end systems and set-top boxes, together with associated support. Revenue from these technologies is allocated between the three different revenue streams identified above. We aggregate under our separate new technologies revenue stream all revenue that we derive from DVR technologies, advanced middleware technologies, technologies involving broadband and video content over broadband (“IPTV”), interactive infrastructure and applications, and games and gaming. As our business develops, we will consider whether these groupings of revenue remain appropriate.

Costs and expenses

Our costs and expenses consist of physical and processing costs of smart cards; personnel, travel and facilities costs; royalties paid for the right to use and sub-license certain intellectual property rights owned by third parties; and the amortization of intangible assets, such as intellectual property rights that we have acquired for incorporation within our technologies.

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

Sales and marketing costs mainly consist of personnel and related costs, including an allocation of facilities costs, of our sales and marketing employees in the United Kingdom, Europe, the Middle East, United States and the Asia-Pacific region. Marketing costs also include advertising, exhibitions, marketing communications and demonstration activities.

General and administration costs consist primarily of executive and other personnel, facilities, legal and administration costs.

Operating expenses include gains and losses recognized on cash holdings as a result of changes in foreign exchange rates.

Results of Operations

Commentary on the three-month period ended September 30, 2007 versus the three-month period ended September 30, 2006

Revenue

Revenue for the periods under review was as follows:

	For the three months ended September 30,
(in thousands)	2007	2006	Change	% Change

Conditional access	$121,583	$92,847	$28,736	31%
Integration, development & support	10,909	18,412	(7,503)	(41%)
License fees & royalties	28,944	24,350	4,594	19%
New technologies	42,458	27,499	14,959	54%
Other	982	1,054	(72)	(7%)
Total revenue	$204,876	$164,162	$40,714	25%

Comparisons of revenue for the three-month period ended September 30, 2007 to the three-month period ended September 30, 2006 were affected overall by the relative weakness of the U.S. dollar over the periods. Approximately 52% of our revenue was denominated in currencies other than the U.S. dollar, principally pounds sterling and euros during the three-month period ended September 30, 2007. We estimate that the weaker U.S. dollar favorably impacted our total revenue for the three-month period ended September 30, 2007 by approximately $8 million, or 4%, compared to what would have been achieved had foreign exchange rates been consistent with those prevailing during the three-month period ended September 30, 2006.

Revenue from conditional access increased by 31% during the three-month period ended September 30, 2007 as compared to the three-month period ended September 30, 2006. This was principally due to the fact that, during the three-month period ended September 30, 2007, we recognized a portion of security services revenue previously deferred as all remaining obligations were satisfied in accordance with our revenue recognition criteria. Additionally, conditional access revenue rose due to the increased total of security fees arising from the growth of our customer base, and also sales gains and a higher volume of smart cards delivered to customers.

Authorized smart card activity in each period was as follows:

	For the three months ended September 30,
(in millions)	2007	2006

Number of authorized cards, beginning of period	75.4	65.0
Net additions	3.2	1.6
Number of authorized cards, end of period	78.6	66.6

The quantity of smart cards delivered in each period was as follows:

	For the three months ended September 30,
(in millions)	2007	2006

Number of smart cards delivered	7.4	6.7

The increase in the number of smart cards delivered in the three-month period ended September 30, 2007 as compared to the corresponding period of the prior fiscal year principally reflected deliveries to new customers. The volume of smart cards supplied exceeded the increase in authorized smart cards in use due to a mixture of churn and by the build-up of inventory by platform operators.

Integration, development and support revenue decreased by 41% in the three-month period ended September 30, 2007 as compared to the corresponding period of the prior fiscal year. The recognition of revenue from new customers and from the delivery of enhancements to several of our major customers is dependent on the timing of satisfaction of all our revenue recognition criteria and therefore this component of our revenue tends to fluctuate from period to period. The decline in integration, development and support revenue was a consequence of the recognition in the three-month period ended September 30, 2006 of revenue from the delivery of conditional access, EPG and middleware to TataSky, which commenced broadcasting in India in August 2006.

License fee and royalty revenue increased by 19% in the three-month period ended September 30, 2007 as compared to the corresponding period of the prior fiscal year, principally as a result of higher conditional access and EPG royalties due to an increase in the number of platform operators and service providers that deploy our technology. This increase was also due to an increase in the number of middleware clients deployed during the three-month period ended September 30, 2007 as compared to the corresponding period of the prior fiscal year.

The table below sets forth the number of middleware clients deployed by our customers during the three-month periods ended September 30, 2007 and 2006:

	For the three months ended September 30,
(in millions)	2007	2006

Number of middleware clients deployed, beginning of period	61.8	41.6
Net additions	8.1	3.1
Number of middleware clients deployed, end of period	69.9	44.7

The increase in revenue from new technologies of 54% in the three-month period ended September 30, 2007, compared to the corresponding period of the prior fiscal year, was principally due to higher revenue from our DVR technologies and advanced middleware, gaming applications and residential gateway devices. The higher revenue from our DVR technologies and advanced middleware was a result of an increase in the cumulative number of DVR clients deployed during the three-month period ended September 30, 2007 as compared to the corresponding period of the prior fiscal year.

The increase in the cumulative number of DVR clients deployed in each period was as follows:

	For the three months ended September 30,
(in millions)	2007	2006

Number of DVR clients deployed, beginning of period	7.3	3.5
Net additions	1.5	0.7
Number of DVR clients deployed, end of period	8.8	4.2

Cost of Goods and Services Sold and Gross Margin

Cost of goods and services sold and gross margin for the periods under review were as follows:

	For the three months ended September 30,
(in thousands)	2007	2006	Change	% Change

Cost of goods and services sold	$68,456	$62,235	$6,221	10%

Gross margin	$136,420	$101,927	$34,493	34%
Gross margin as a percentage of revenue	67%	62%	5%	**

** Not meaningful.

Gross margin, defined as revenue less costs and expenses associated with that revenue (i.e., cost of goods and services sold), is a non-GAAP financial measure. We believe that gross margin is an important measure for our management and investors. We consider that it gives a measure of profitability that distinguishes between those costs that are broadly a function of direct revenue-earning activities and costs that are of a general nature or that are incurred in the expectation of being able to earn future revenue. Cost of goods and services sold excludes charges in respect of amortization of intellectual property rights and other finite-lived intangibles that we have acquired.

Cost of goods and services sold increased by 10% during the three-month period ended September 30, 2007, as compared to the corresponding period of the previous fiscal year, principally due to an increase in the royalties that we pay to third parties for the use of their technologies, higher deliveries of smart cards during the period, an increase in the number of our employees working on development, integration and support activities and, to a lesser extent, wage, salary and benefit increases during the period. The increase was partially offset by lower smart card unit costs.

Because revenue increased by more than cost of goods and services sold during the three-month period ended September 30, 2007, and in particular because elements of higher conditional access revenues had no associated direct costs, gross margin as a percentage of revenue was 67% for the three-month period ended September 30, 2007 as compared to 62% for the corresponding period of the prior fiscal year.

Operating Expenses

Operating expenses for the periods under review were as follows:

	For the three months ended September 30,
(in thousands)	2007	2006	Change	% Change

Research & development	$51,011	$34,666	$16,345	47%
Sales & marketing	9,620	7,977	1,643	21%
General & administration	14,220	12,277	1,943	16%
Amortization of intangibles	3,283	2,417	866	36%
Total operating expenses	$78,134	$57,337	$20,797	36%

Comparisons of expenses for the three-month period ended September 30, 2007 with the three-month period ended September 30, 2006 were affected overall by the relative weakness of the U.S. dollar. In the three-month period ended September 30, 2007, approximately 68% of our total expenses was denominated in currencies other than the U.S. dollar, principally pounds sterling, Israeli shekels and euros. We estimate that the weaker U.S. dollar increased our total expenses in the three-month period ended September 30, 2007 by approximately $6 million, or 4%, compared to what would have been achieved had foreign exchange rates been consistent with those prevailing during the three-month period ended September 30, 2006. The increase in total operating expenses was offset in part by foreign exchange gains of $5.7 million recognized in the consolidated statement of operations as a result of holding cash in currencies other than the U.S dollar.

Our main operating expenses are employee costs (including the cost of equity-based awards), facilities costs, depreciation, and travel costs. Our main operating expenses have increased primarily due to a higher number of employees and the related increase in payroll, facilities and legal costs. Employee costs were approximately 32% higher during the three-month period ended September 30, 2007 as compared to the corresponding period of the prior fiscal year.

Our employee numbers (which include contractors) have increased over the period under review, as follows:

	For the three months ended September 30,
	2007	2006

Number of employees, beginning of period	3,572	2,989
Net additions	93	100
Number of employees, end of period	3,665	3,089
Average number of employees during period	3,610	3,057

Research and development costs increased by 47% for the three-month period ended September 30, 2007 as compared to the corresponding period of the prior fiscal year, principally as a result of higher employee headcount due to more research and development being performed, which was partially offset by a $6.7 million grant from the French government as a consequence of our being engaged in certain eligible research projects. In the three-month period ended September 30, 2006, we received an equivalent grant of $5.5 million.

Sales and marketing expenses increased by 21% in the three-month period ended September 30, 2007 as compared to the corresponding period of the prior fiscal year, principally as a result of higher employee headcount and travel costs, increased attendance at trade shows and a higher level of corporate communications activities.

General and administrative expenses increased by 16% in the three-month period ended September 30, 2007 as compared to the corresponding period of the prior fiscal year, largely due to higher equity compensation costs, legal expenses and business development costs, and facilities and infrastructure costs.

Amortization of finite-lived intangible assets increased by 36% in the three-month period ended September 30, 2007 as compared to the corresponding period of the prior fiscal year, principally due to the acquisition of Jungo Limited in December 2006.

Operating Income and Other Items

As a result of the factors outlined above, and, in particular, the increase in conditional access and royalty revenue, operating income was $58.3 million, or 28% of revenue, for the three-month period ended September 30, 2007, compared to $44.6 million, or 27% of revenue, for the three-month period ended September 30, 2006. We estimate that the weaker U.S. dollar increased our operating income in the three-month period ended September 30, 2007 by approximately $2 million compared to what would have been achieved had foreign exchange rates been consistent with those prevailing during the three-month period ended September 30, 2006. The increase in operating income was driven in part by foreign exchange gains of $5.7 million recognized in the consolidated statement of operations as a result of holding cash in currencies other than the U.S dollar.

Interest income earned on cash deposits was $7.4 million in the three-month period ended September 30, 2007, as compared to $6.0 million in the three-month period ended September 30, 2006. This was due to higher cash balances and higher average interest rates.

Our effective tax rate was 29% for the three-month period ended September 30, 2007, compared to 31% for the three-month period ended September 30, 2006. This was due to higher benefits from research and development incentives and a higher portion of earnings being generated in jurisdictions with lower statutory tax rates. In July 2007, the U.K. government enacted legislation that reduced the standard U.K. corporate tax rate to 28%, effective April 1, 2008. The statutory tax rate on the Company’s U.K. taxable profits will be 29.5% in the fiscal year ending June 30, 2008 and 28% thereafter.

As a consequence of all these factors, net income for the three-month period ended September 30, 2007 was $46.3 million, or $0.80 per share ($0.79 per share on a diluted basis), compared to $35.1 million, or $0.62 per share ($0.61 per share on a diluted basis), for the three-month period ended September 30, 2006.

Liquidity and Capital Resources

Current Financial Condition

Our principal source of liquidity is internally generated funds; however, we also have access to the worldwide capital markets. As of September 30, 2007, we had an unused credit facility to borrow up to £30 million (equivalent to approximately $61 million) from a subsidiary of News Corporation. No amounts have been drawn under this facility.

As of September 30, 2007, we had cash and cash equivalents totaling $622 million. Our accumulated cash is being held with the intention of using it for the future development of the business and there are currently no plans to pay any dividends to shareholders. We believe that we have sufficient working capital resources for our present requirements. Our internally generated funds are dependent on the continued profitability of our business.

The principal uses of cash that affect the Company’s liquidity position include purchases of smart cards, operational expenditures, capital expenditures, acquisitions and income tax payments.

We continue to invest in technical equipment for use in research and development and to support our customers. We have received payment from customers in advance of delivering the goods or services (deferred income) of approximately $224 million as of September 30, 2007 and we expect to utilize cash to meet our obligations under our arrangements with our customers. We have evaluated, and expect to continue to evaluate, possible acquisitions and dispositions of certain businesses. Such transactions may be material and may involve cash, our securities and/or the assumption of indebtedness.

Sources and Uses of Cash

We had a net inflow of cash and cash equivalents of $23.3 million in the three-month period ended September 30, 2007, compared to a net inflow of cash and cash equivalents before purchases of short-term investments of $1.2 million in the three-month period ended September 30, 2006 due to an increase in net cash provided by operating activities.

Net cash provided by operating activities was as follows:

	For the three months ended September 30,
(in thousands)	2007	2006

Net cash provided by operating activities	$36,785	$8,278

The increase in net cash provided by operating activities in the three-month period ended September 30, 2007 as compared to the corresponding period of the prior fiscal year reflects higher receipts from customers and lower income tax payments. These factors were offset in part by higher payments relating to the purchase of smart cards and higher payroll costs, travel expenses and rent and facilities costs, as a result of an increase in the number of employees.

	For the three months ended September 30,
(in thousands)	2007	2006

Capital expenditure	$(3,470)	$(4,050)
Business acquisitions, net of cash acquired	(10,374)	(3,634)
Short-term investments, net	─	(102,352)
Net cash used in investing activities	$(13,844)	$(110,036)

In the three-month period ended September 30, 2007, we acquired CastUp Inc., a provider of solutions for the hosting, management and distribution of video over the Internet, for initial consideration net of cash acquired of $10.4 million. In the three-month period ended September 30, 2006, we acquired Interactive Television Entertainment ApS for initial consideration of $3.2 million and made deferred consideration payments in respect of previous acquisitions of approximately $0.4 million.

During the three-month period ended September 30, 2006, we invested $102.4 million in short-term investments (cash deposits with an initial term of more than six months). These cash deposits matured during the fiscal year ended June 30, 2007 and we did not reinvest such funds as longer-term deposits because the differential in interest rates between longer- and shorter-term deposits was negligible.

Net cash generated by financing activities was as follows:

	For the three months ended September 30,
(in thousands)	2007	2006

Issuance of shares	$309	$607
Excess tax benefits realized on shares issued as a result of equity compensation awards	79	27
Net cash generated by financing activities	$388	$634

During the three-month period ended September 30, 2007, 110,285 of our Series A ordinary shares, par value $0.01 per share (“Series A Ordinary Shares”), were issued to employees as a result of equity compensation awards (net of statutory payroll withholding deductions). This compares to 32,061 Series A Ordinary Shares issued in the corresponding period of the previous fiscal year. Certain shares issued as a result of equity compensation awards result in a tax benefit higher than the amounts recorded in the consolidated statement of operations. Such excess tax benefits are shown as a financing cash flow to the extent that they are realized.

Commitments and Contractual Obligations

There has been no material change to our commitments since June 30, 2007.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to changes in foreign exchange rates. We operate in international markets and have an operational presence in several countries. Accordingly, our costs and revenue are primarily denominated in a mixture of U.S. dollars, Israeli shekels, pounds sterling and euros.

In the three-month period ended September 30, 2007, approximately 52% of our revenue was denominated in currencies other than the U.S. dollar, principally pounds sterling and euros. We estimate that the weaker U.S. dollar favorably impacted our total revenue for the three-month period ended September 30, 2007 by approximately $8 million, or 4%, compared to what would have been achieved had foreign exchange rates been consistent with those prevailing during the three-month period ended September 30, 2006.

In the three-month period ended September 30, 2007, approximately 68% of our total expenses was denominated in currencies other than the U.S. dollar, principally pounds sterling, Israeli shekels and euros. We estimate that the weaker U.S. dollar increased our total expenses in the three-month period ended September 30, 2007 by approximately $6 million, or 4%, compared to what would have been achieved had foreign exchange rates been consistent with those prevailing during to the three-month period ended September 30, 2006.

As a result of fluctuations in foreign exchange rates, we experienced net gains on cash holdings of $6.1 million in the three-month period ended September 30, 2007, of which approximately $5.7 million was recorded within operating expenses, with the balance being recorded within other comprehensive income. Overall, we estimate that the weaker U.S. dollar increased operating income in the three-month period ended September 30, 2007 by approximately $2 million compared to what would have been achieved if exchange rates had been consistent with those prevailing during the three-month period ended September 30, 2006.

As of September 30, 2007, approximately 70% of our cash was held in U.S. dollars, 13% in pounds sterling, and 9% in Israeli shekels, with most of the remaining balance held in euros. Our policy is to hold cash in U.S. dollar bank deposits and to hold cash in other currencies to the extent that our cash flow projections indicate that we have need for those other currencies. Where we require other currencies or identify a surplus of non-U.S. dollar cash balances, we may make purchases or sales on the spot market. Historically, we have not entered into free-standing derivative contracts to hedge foreign exchange exposure arising from operating activities. We expect to review this policy from time to time as circumstances change. We had no derivative instruments outstanding as of September 30, 2007. Part of our cash holdings in currencies other than the U.S. dollar serves to limit the impact on changes in exchange rates on our forecast operating income and net income, but, as a consequence, introduces an element of exposure to movements in foreign exchange rates in respect of cash balances.

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

b) Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s first quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings

See Note 8a to the accompanying unaudited consolidated financial statements, which is incorporated herein by reference.

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

A significant portion of our revenue is derived from the sale of smart cards to our customers and ongoing fees paid by our customers on a monthly basis based on the number of active subscribers or authorized smart cards. We also receive royalties based on each set-top box manufactured or deployed that incorporates our technologies. Therefore, a significant portion of our revenue is dependent upon our customers’ subscriber numbers, the growth in subscriber and set-top box numbers, the degree to which set-top boxes are replaced with enhanced models and the number of set-top boxes in each subscriber’s home. If our customers’ subscriber numbers do not continue to increase, we may be unable to generate substantial revenue growth or sustain our current revenue levels and, as a consequence, our business, operating results and financial condition could be materially adversely affected.

Our business could be harmed if the security provided by our conditional access systems and products is compromised.

We face risks relating to the failure of our conditional access systems to protect platform operators and content providers from signal theft. An important component of our conditional access systems is the smart cards we provide for the platform operators’ individual subscribers. Unauthorized viewing and use of content may be accomplished by counterfeiting the smart card or otherwise thwarting its security features. Any significant increase in the incidence of signal theft could require the replacement of a platform operator’s smart cards sooner than otherwise planned. In those cases where we have accepted specific responsibilities for maintaining the security of a platform operator’s conditional access system, significant costs could be imposed on us if a security breach requires an accelerated replacement of smart cards. To the extent that signal theft may result in the cessation of all, or some portion of, the per-subscriber fees paid to us by a broadcaster while the security breach is being remedied or, in the event of termination by the broadcaster of our agreement if the breach is not satisfactorily remedied, the resultant loss of revenue could have a material adverse effect on our business, operating results and financial condition. A significant increase in the level of signal theft, whether or not resulting from a failure of our conditional access systems, could also injure the reputation of our conditional access systems among our customers and potential customers and as a consequence, our business, operating results and financial condition could be materially adversely affected.

A substantial part of our expected future revenue and income growth is based on our aim to sell advanced technologies and services to our existing customers and to sell end-to-end systems to new customers.

We expect over the next several years to sell advanced technology solutions for the television market, including DVR functionality, games, gaming and other interactive applications, home networks services and other services. The market for advanced television technology solutions is still new and evolving. Historically, we have derived only a relatively small percentage of our total revenue from these offerings. We cannot be certain that the demand for or the market acceptance of these technologies will develop as we anticipate, and even if they do, we cannot be certain that we will be able to market these solutions effectively and successfully respond to changes in consumer preferences. In addition, our ability to market those solutions will be affected to a large degree by platform operators. If platform operators determine that our solutions do not meet their business or operational expectations, they may choose not to offer our applications to their customers. To the extent that platform operators and content providers fail to renew or enter into new or expanded contracts with us for provision of advanced technologies, we will be unable to maintain or increase the associated revenue from those offerings. Moreover, due to global economic conditions, platform operators may slow the pace of their deployment of these advanced services and such action would negatively impact our revenue. Accordingly, our ability to generate substantial revenue from our advanced technology solutions offerings is uncertain.

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

We derive a significant portion of our revenue from a limited number of large customers. Our revenue could decline significantly if any of these customers significantly reduces its purchases of our technology or services or terminates its relationship with us.

Our growth has depended historically on large digital satellite broadcasters introducing, marketing and promoting products and services that utilize our technology. We currently derive, and we expect to continue to derive, a significant portion of our revenue from a limited number of large customers. Our three largest customers are DIRECTV, BSkyB and SKY Italia. During the three-month period ended September 30, 2007, these three customers accounted directly and indirectly for approximately 67% of our total revenue. News Corporation, an approximately 73% holder of our total and issued outstanding share capital, currently owns approximately 40%, 39% and 100% of DIRECTV, BSkyB and SKY Italia, respectively. In December 2006, News Corporation announced that it entered into an agreement with Liberty Media Corporation, which, if consummated, would result in News Corporation no longer owning its shares in DIRECTV. The agreement received the requisite approval by the stockholders of News Corporation in April 2007 but remains subject to regulatory approval. News Corporation has announced that it expects the transaction to be completed in the fourth quarter of the 2007 calendar year. We have a number of contracts with DIRECTV, its subsidiaries and affiliates, covering the supply of conditional access, middleware and DVR technologies, which expire at various dates through 2010 and which contain various terms covering renewal and termination. We expect to continue to be dependent upon a limited number of customers for a significant portion of our revenue, although the particular customers may vary from period to period. If a large customer purchases significantly less of our products or services, defers or cancels orders, or fails to renew or terminates its relationship with us or renews with us on less favorable terms, our revenue could decline significantly and as a result, our business, operating results and financial condition could be materially adversely affected.

The nature of our business is such that our operating results may fluctuate from period to period.

Our operating results have varied in the past from quarter to quarter and from year to year and are likely to vary from period to period in the future. Historically, our revenue has reflected a small number of relatively large orders for our technology and services, which generally have long sales and order cycles. Additionally, our customers may replace their subscribers’ smart cards from time to time to maintain the security of their conditional access systems and this significantly affects our revenue in periods when we supply such replacement smart cards. As a result, we believe that period-to-period comparisons of our operating results may not be a good indication of our future performance. Our actual results may differ from expectations, which could adversely affect the price of our securities.

Changes to current accounting policies or in how such policies are interpreted or applied to our business could have a significant effect on our financial results.

New accounting pronouncements, or a change in how U.S. generally accepted accounting principles (“GAAP”) are interpreted or applied to our business, could have a significant effect on our financial results. Our accounting policies that recently have been or may in the future be affected by changes in the accounting rules include revenue recognition, accounting for income taxes and accounting for goodwill and other intangible assets.

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

We process all of our smart cards at two facilities, one located in the United Kingdom and the other in the United States. A significant disruption in the processing of smart cards at either facility could result in delays in the delivery of smart cards to our customers. The sale of smart cards that we have processed is a material portion of our business. Although our smart card processing facilities are designed to provide sufficient capacity to meet expected demand if one facility becomes inoperable for a limited period of time, any significant disruption to our smart card processing facilities could result in the loss of revenue, customers and future sales.

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

A risk inherent in our international operations is the exposure to fluctuations in currency exchange rates. In the three-month period ended September 30, 2007, approximately 52% of our revenue and approximately 68% of our total expenses were denominated in currencies other than the U.S. dollar. As a result, we are exposed to fluctuations in foreign exchange rates that may have a material adverse effect on our business, operating results and financial condition.

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

We are controlled by News Corporation. As of September 30, 2007, News Corporation beneficially owned approximately 73% of our total issued and outstanding share capital. Because News Corporation beneficially owns 100% of our Series B ordinary shares, par value $0.01 per share (“Series B Ordinary Shares”), which have ten votes per share (as opposed to our Series A Ordinary Shares, which have one vote per share), it controls approximately 96% of our voting power. By reason of such ownership, News Corporation is able to control the composition of our entire Board of Directors and to control the votes on all other matters submitted to a vote of our shareholders. Four of our seven current Directors have been appointed by News Corporation, including Dr. Abe Peled, our Chairman and Chief Executive Officer, who from time to time is involved in matters pertaining to News Corporation’s wider business interests.

Businesses in which News Corporation has an interest currently account for, and are expected to continue to account for, a significant portion of our revenue. During the three-month period ended September 30, 2007, approximately 78% of our total revenue were derived directly from businesses in which News Corporation has an interest. Those businesses include our three largest customers. Although we believe the terms of our contracts with such related parties are no less favorable to us than those that we could obtain from unrelated third parties, we cannot assure you that this is the case.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

12.	Computation of Ratio of Earnings to Fixed Charges

31.1	Chairman and Chief Executive Officer Certification required by Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)

31.2	Chief Financial Officer Certification required by Rules 13a-14(a) and 15d-14(a) of the Exchange Act

32	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NDS GROUP PLC
(Registrant)

By:	/s/ Alexander Gersh
Alexander Gersh
Chief Financial Officer

Date: October 29, 2007