Form 10-Q
period 2007-12-31
NDS GROUP PLC
filed 2008-01-29
CIK 1098074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

For the transition period from _________ to _________

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

Yes ☐    No ☒

As of January 25, 2008, the following shares were outstanding: 16,120,931 Series A ordinary shares, par value $0.01 per share; 42,001,000 Series B ordinary shares, par value $0.01 per share; and 42,000,002 deferred shares, par value £1 per share.

NDS GROUP PLC

PART I - Financial Information

Item 1. Financial Statements

NDS Group plc
Unaudited Consolidated Statements of Operations

	For the three months ended December 31,		For the six months ended December 31,
(in thousands, except per-share amounts)	2007	2006	2007	2006

Revenue:
Conditional access	$119,411	$98,184	$240,994	$191,031
Integration, development & support	12,844	12,683	23,753	31,095
License fees & royalties	29,061	23,450	58,005	47,800
New technologies	51,382	28,922	93,840	56,421
Other	2,250	1,823	3,232	2,877

Total revenue	214,948	165,062	419,824	329,224

Cost of goods and services sold	(81,486)	(61,118)	(149,942)	(123,353)

Gross margin	133,462	103,944	269,882	205,871

Operating expenses:
Research & development	(48,040)	(43,309)	(99,051)	(77,975)
Sales & marketing	(14,042)	(9,314)	(23,662)	(17,291)
General & administration	(18,538)	(11,411)	(32,758)	(23,688)
Amortization of other intangibles	(3,332)	(2,510)	(6,615)	(4,927)

Total operating expenses	(83,952)	(66,544)	(162,086)	(123,881)

Operating income	49,510	37,400	107,796	81,990

Interest income	7,584	6,500	14,956	12,512

Income before income tax expense	57,094	43,900	122,752	94,502

Income tax expense	(16,725)	(13,609)	(36,089)	(29,123)

Net income	$40,369	$30,291	$86,663	$65,379

Net income per share:
Basic net income per share	$0.70	$0.53	$1.50	$1.15
Diluted net income per share	$0.68	$0.52	$1.48	$1.13

The accompanying notes form an integral part of these unaudited consolidated financial statements.

NDS Group plc
Consolidated Balance Sheets

(in thousands, except share amounts)	As of December 31, 2007 (Unaudited)	As of June 30, 2007 (See Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$663,545	$592,750
Accounts receivable, net (inclusive of $94,675 and $89,711 due from related parties)	139,845	134,624
Accrued income	47,725	40,605
Inventories, net	67,944	54,133
Prepaid expenses	21,541	19,415
Other current assets	4,264	3,926

Total current assets	944,864	845,453

Property, plant & equipment, net	50,806	54,801
Goodwill	132,257	124,614
Other intangibles, net	61,548	63,080
Other non-current assets	72,076	56,905

Total assets	$1,261,551	$1,144,853

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable (inclusive of $3,049 and $2,165 due to related parties)	$25,672	$22,110
Deferred income	83,649	75,777
Accrued payroll costs	30,611	31,186
Accrued expenses	37,749	37,473
Income tax liabilities	29,432	17,693
Other current liabilities	21,336	18,287

Total current liabilities	228,449	202,526

Deferred income	133,629	157,517
Other non-current liabilities	56,821	46,537

Total liabilities	418,899	406,580

Commitments and contingencies
Shareholders’ equity:
Series A ordinary shares, par value $0.01 per share: 48,000,000 shares authorized; 16,110,056 and 15,718,904 shares outstanding as of December 31, and June 30, 2007, respectively	161	157
Series B ordinary shares, par value $0.01 per share: 52,000,000 shares authorized; 42,001,000 shares outstanding as of December 31, and June 30, 2007, respectively	420	420
Deferred shares, par value £1 per share: 42,000,002 shares authorized and outstanding as of December 31, and June 30, 2007	64,103	64,103
Additional paid-in capital	578,652	563,388
Retained earnings	142,769	56,106
Other comprehensive income	56,547	54,099

Total shareholders’ equity	842,652	738,273

Total liabilities and shareholders’ equity	$1,261,551	$1,144,853

The accompanying notes form an integral part of these unaudited consolidated financial statements.

NDS Group plc
Unaudited Consolidated Statements of Cash Flows

	For the six months ended December 31,
(in thousands)	2007	2006

Operating activities:
Net income	$86,663	$65,379

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,360	9,120
Amortization of other intangibles	6,615	4,927
Equity-based compensation	8,492	4,378
Other	390	399
Change in operating assets and liabilities, net of acquisitions:
Inventories	(13,811)	(11,371)
Receivables and other assets	(29,020)	(38,168)
Deferred income	(16,016)	31,465
Accounts payable and other liabilities	20,396	(6,730)

Net cash provided by operating activities	75,069	59,399

Investing activities:
Capital expenditure	(6,700)	(10,120)
Short-term investments, net	─	(18,986)
Business acquisitions, net of cash acquired	(10,537)	(82,456)

Net cash used in investing activities	(17,237)	(111,562)

Financing activities:
Issuance of shares (inclusive of realized excess tax benefits of $848 and $1,790)	6,736	7,035

Net increase (decrease) in cash and cash equivalents	64,568	(45,128)

Cash and cash equivalents, beginning of period	592,750	320,636
Currency exchange movements	6,227	4,550

Cash and cash equivalents, end of period	$663,545	$280,058

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

Note 2. Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, the consolidated operating results and the consolidated cash flows as of and for the periods shown. The unaudited consolidated results of operations for the three- and six-month periods ended December 31, 2007 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2008.

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

These interim consolidated financial statements are unaudited and do not constitute U.K. statutory results as defined in Section 240 of the Companies Act 1985 of Great Britain. U.K. statutory accounts for the fiscal year ended June 30, 2007, which comprise parent company unconsolidated financial statements prepared under U.K. generally accepted accounting practice, and on which the auditors’ report was unqualified, were approved by the Company’s shareholders at its Annual General Meeting of Shareholders held on October 26, 2007 and have been delivered to the Registrar of Companies for England and Wales.

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

The Company maintains a 52-53 week fiscal year ending on the Sunday nearest to each reporting date. As such, all references to December 31, 2007 and December 31, 2006 relate to the three- and six-month periods ended December 30, 2007 and December 31, 2006, respectively. For convenience purposes, the Company continues to date its financial statements as of December 31.

All amounts are presented in thousands, except share and per share amounts or unless otherwise noted.

Recent accounting pronouncements

Income taxes

On July 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (the “FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes,” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have a material impact on the Company’s liability for unrecognized tax benefits. Total unrecognized tax benefits at the date of the Company’s adoption of FIN 48 were $1.7 million, all of which will affect the Company’s effective income tax rate, if and when recognized in future years. Movements in the accrued balance during the three- and six-month periods ended December 31, 2007 were immaterial. The Company does not presently anticipate such uncertain income tax positions will significantly increase or decrease in the next 12 months; however, actual developments in this area could differ from those currently expected.

The Company recognizes interest and penalty charges related to unrecognized tax benefits as income tax expense, which is consistent with the recognition in prior reporting periods. As of July 1, 2007, the Company’s recorded liability for accrued interest was immaterial, and there was no material change in the accrual for interest for either of the three- or six-month periods ended December 31, 2007.

Her Majesty’s Revenue and Customs in the United Kingdom has completed its review of the Company’s U.K. tax returns for all fiscal years through fiscal 2005 and has commenced a review of the Company’s U.K. tax returns for fiscal 2006. Additionally, the Company’s income tax returns for the fiscal years 2003 through 2006 are under examination in various foreign jurisdictions.

Business acquisitions and disposals

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008.  The Company will adopt SFAS No. 141R beginning in the first quarter of fiscal 2010.   This standard will change the Company’s accounting treatment for business combinations on a prospective basis.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions involving minority interest holders. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008.  The Company will adopt SFAS No. 160 beginning in the first quarter of fiscal 2010.  This standard would change the Company’s accounting treatment for transactions involving any minority interest holders.

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

In March 2007, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payment for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. EITF 07-3 requires that such amounts be recognized as an expense as the goods are delivered or the related services are performed. If, subsequently, based on management’s assessment, it is no longer expected that the goods will be delivered or services will be rendered, then EITF 07-3 requires that the capitalized advance payment be charged to expense. EITF 07-3 will be effective for the Company beginning in fiscal 2009. The Company is currently evaluating what effects, if any, the adoption of EITF 07-3 will have on the Company’s future consolidated results of operations and financial condition.

Note 3. Comprehensive income

Comprehensive income comprises net income, foreign currency translation adjustments and certain pension adjustments. The components of comprehensive income were as follows:

	For the three months ended December 31,		For the six months ended December 31,
(in thousands)	2007	2006	2007	2006

Net income	$40,369	$30,291	$86,663	$65,379
Foreign currency translation differences (no tax effect)	(1,249)	5,435	2,448	5,798
Comprehensive income	$39,120	$35,726	$89,111	$71,177

Note 4. Net income per share

Basic net income per share is calculated as net income divided by the weighted average number of ordinary shares in issue in each period. The interests of ordinary shareholders may be diluted due to the existence of equity awards granted to employees. The dilutive effect of potential shares to be issued pursuant to outstanding equity awards has been calculated using the treasury stock method and as such, is a function of the average share price in each period. The Company has two classes of ordinary shares: Series A ordinary shares, par value $0.01 per share (“Series A ordinary shares”) and Series B ordinary shares, par value $0.01 per share (“Series B ordinary shares”), which have equal rights except in respect of voting and have equal weighting in the calculation of net income per share and equal net income per share.

The numerator for the calculations of net income per share is net income. The denominator for the calculations is the weighted average number of ordinary shares, as follows:

	For the three months ended December 31,		For the six months ended December 31,
	2007	2006	2007	2006

Weighted average number of ordinary shares in issue	57,970,040	57,045,855	57,870,748	56,967,765
Effect of dilutive equity awards	1,080,817	938,707	837,491	924,759
Denominator for dilutive net income per share	59,050,857	57,984,562	58,708,239	57,892,524

Note 5. Inventories

(in thousands)	As of December 31, 2007	As of June 30, 2007

Unprocessed smart cards and their components	$60,703	$51,630
Other smart card inventory	6,225	2,476
Inventory reserves	(2,324)	(2,434)
	64,604	51,672
Contract work-in-progress	3,340	2,461
Total inventories	$67,944	$54,133

Unprocessed smart cards and their components are considered to be in the state of work-in-progress. Other smart card inventory represents smart cards shipped to customers but for which revenue had not been recognized as of the balance sheet date.

Note 6. Deferred income

(in thousands)	As of December 31, 2007	As of June 30, 2007

Deferred security fees	$153,969	$180,009
Advance receipts and other deferred income	63,309	53,285
Total deferred income	$217,278	$233,294

Included within current liabilities	$83,649	$75,777
Included within non-current liabilities	133,629	157,517
	$217,278	$233,294

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

a) Provision of technology and services

Technology and services for digital pay-television platform operators are supplied by the Company to affiliates and subsidiaries of News Corporation. The principal related parties to whom the Company supplies such services are BSkyB, DIRECTV (including its subsidiaries or affiliates DIRECTV Latin America, Sky Brasil and Sky Mexico), FOXTEL, Sky Network Television and Tata Sky (all of which currently are affiliates of News Corporation), and SKY Italia and STAR TV (both of which are wholly owned subsidiaries of News Corporation).

Revenue recognized from such related parties was as follows:

	For the three months ended December 31,		For the six months ended December 31,
(in thousands)	2007	2006	2007	2006

Revenue from related parties	$146,452	$122,659	$305,710	$254,862

Included within the consolidated balance sheets are the following amounts in respect of normal sales transactions with related parties:

(in thousands)	As of December 31, 2007	As of June 30, 2007

Accounts receivable	$94,675	$89,711
Accrued income	27,611	26,854
Deferred income	(169,278)	(200,478)

b) Royalty payments

A royalty is payable to a related party in respect of certain intellectual property rights that the Company has licensed for use in certain applications supplied to its customers. The royalty expense in respect of these related party arrangements, which is included within cost of goods and services sold, was as follows:

	For the three months ended December 31,		For the six months ended December 31,
(in thousands)	2007	2006	2007	2006

Royalties payable to related parties	$969	$397	$1,811	$1,135

Included within the consolidated balance sheets are the following amounts in respect of royalties payable to a related party:

(in thousands)	As of December 31, 2007	As of June 30, 2007

Accrued expenses	$5,363	$3,553

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

Administration fees charged to the Company in respect of these services were as follows:

	For the three months ended December 31,		For the six months ended December 31,
(in thousands)	2007	2006	2007	2006

Administrative fees charged by related parties	$38	$59	$75	$118

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

(in thousands)	As of December 31, 2007	As of June 30, 2007

Accounts payable	$3,049	$2,165

d) Other

The Company has a short-term loan facility of £30 million (approximately $60 million) from a subsidiary of News Corporation. The facility has no expiry date and no amounts were drawn down as of December 31, 2007 or June 30, 2007. The facility is considered to be adequate for the Company’s needs.

The Company has entered into cross-guarantees with HSBC Bank plc (“HSBC”) providing mutual guarantees with other subsidiaries of News Corporation for amounts owed to HSBC under a collective overdraft facility of £20 million (approximately $40 million). News Corporation has indemnified the Company against any liabilities which the Company may be required to pay under these cross-guarantees. The Company has been informed by News Corporation that no amounts were owed to HSBC as of December 31, 2007 or June 30, 2007 that would be covered by these guarantees.

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

On October 24, 2005, the Company filed its Amended Answer with Counterclaims, alleging that Echostar misappropriated the Company’s trade secrets, violated the Computer Fraud and Abuse Act and engaged in unfair competition. On November 8, 2005, Echostar moved to dismiss the Company’s counterclaims for conversion and claim and delivery, arguing that these claims were preempted and time-barred. Echostar also moved for a more definite statement of the Company’s trade secret misappropriation claim. On December 8, 2005, the court granted in part and denied in part Echostar’s motion to dismiss and for a more definite statement, but granted the Company leave to file amended counterclaims. On December 13, 2005, the Company filed a Second Amended Answer with Counterclaims, which Echostar answered on December 27, 2005. The Company filed motions for summary judgment dismissing Echostar’s claims and Echostar filed a motion for summary judgment dismissing the Company’s counterclaims on October 29, 2007. Those motions were heard on January 7, 2008. On January 16, 2008, the court granted the motions in part and denied them in part. The court has set this case to go to trial in April 2008.

Sogecable Litigation

On July 25, 2003, Sogecable, S.A. and its subsidiary Canalsatellite Digital, S.L., Spanish satellite broadcasters and customers of Canal+ Technologies SA (together, “Sogecable”), filed an action against the Company in the United States District Court for the Central District of California. Sogecable filed an amended complaint on October 9, 2003, which purported to allege claims for violation of the DMCA and the RICO statute. The amended complaint also purported to allege claims for interference with contract and prospective business advantage. The complaint sought injunctive relief, unspecified compensatory and exemplary damages and restitution. On December 22, 2003, all of the claims were dismissed by the court. Sogecable filed a second amended complaint. The Company filed a motion to dismiss the second amended complaint on March 31, 2004. On August 4, 2004, the court issued an order dismissing the second amended complaint in its entirety. Sogecable had until October 4, 2004 to file a third amended complaint. On October 1, 2004, Sogecable notified the court that it would not be filing a third amended complaint, but would appeal the court’s entry of final judgment dismissing the suit to the United States Ninth Circuit Court of Appeals. On December 14, 2006, the appellate court issued a memorandum decision reversing the district court’s dismissal. On January 26, 2007, the Company filed its petition for rehearing by an en banc panel of the United States Ninth Circuit Court of Appeals. On February 21, 2007, the petition was denied. On June 11, 2007, the Company filed a petition for a Writ of Certiorari in the United States Supreme Court seeking reversal of the Ninth Circuit Court of Appeals’ decision. On August 27, 2007, the Company renewed its motion to dismiss the second amended complaint on grounds not previously decided. On October 1, 2007, the petition for Writ of Certiorari was denied. On January 25, 2008, the court issued an order granting in part and denying in part the Company’s renewed motion to dismiss Sogecable’s second amended complaint. The court dismissed Sogecable’s claim for tortious interference with progressive economic advantage, but allowed Sogecable to proceed on its RICO and DCMA claims, as well as its claim for tortious interference with contract. The court has set June 2, 2009 as the trial date. The Company believes that Sogecable’s claims are without merit and it will continue to vigorously defend itself in this matter.

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

b) Guarantees

In the normal course of business, the Company provides, and from time to time makes payments in respect of, indemnification agreements of varying scopes, including warranties concerning the security of the Company’s smart cards, limited product warranties and indemnification of customers against claims of intellectual property infringement made by third parties arising from the use of the Company’s products or services. Also, the Company may be subject to liquidated damages in the event of late delivery of goods or services. The nature of these commitments has been considered in determining the revenue and costs recognized in these financial statements. Costs are accrued for known warranty and indemnification issues if a loss is probable and can be reasonably estimated. Historically, costs related to these warranties and indemnification agreements have not been significant, but because potential future costs are highly variable, the Company is unable to estimate the maximum potential impact of these guarantees on the Company’s future results of operations.

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

Note 9. Equity-based compensation

The following amounts have been recorded in the consolidated financial statements relating to equity-based compensation:

	For the three months ended December 31,		For the six months ended December 31,
(in thousands, except share amounts)	2007	2006	2007	2006

Number of stock options exercised in period	280,838	294,017	329,636	326,078

Number of conditional awards vested in period, net of statutory tax withholdings	—	—	67,409	—

Equity-based compensation cost included within the statement of operations	$4,181	$1,784	$8,492	$3,738

Net cash received from exercise of equity-based awards	$5,579	$4,638	$5,888	$5,245

Excess tax benefits derived from equity-based awards	$836	$1,763	$888	$1,790

Intrinsic value of stock options exercised	$10,583	$9,403	$11,918	$10,247

During the three-month period ended December 31, 2007, fixed conditional awards over American Depositary Receipts (“ADRs”) representing an aggregate of 27,500 Series A ordinary shares were awarded to certain employees and directors, twenty-five percent of which will vest on August 15, 2008. The remaining balance will vest in three equal annual installments, subject to the individual’s continued employment with the Company. The grant date fair value of these awards was $55.91 per share.

In addition, during the three-month period ended December 31, 2007, certain employees and executives of the Company had the opportunity to earn grants of ADRs representing Series A ordinary shares under the NDS 2006 Long-Term Incentive Plan conditioned upon the attainment of pre-determined operating income goals for the fiscal year ending June 30, 2008 (the “Fiscal 2008 Performance-Based Conditional Awards”). To the extent that it is determined that the Company’s actual fiscal 2008 operating income falls within the performance goal range, the employees or executives will receive a percentage of their annualized base salary, ranging from 0% to 45% for the vast majority of recipients (the range for some recipients was from 0% to up to 187.5%) in time-vested ADRs representing Series A ordinary shares. If it is determined that ADRs representing Series A ordinary shares are to be issued in respect of the Fiscal 2008 Performance-Based Conditional Awards, the first 25% of such ADRs will vest on August 15, 2008, with the remaining balance vesting in three equal annual installments over the next three years, subject to the individual’s continued employment with the Company. The grant date fair value of the awards was $55.91 per share.

As of December 31, 2007, the total compensation cost related to non-vested equity-based awards not yet recognized was approximately $46.3 million and the period over which it is expected to be recognized is 3.7 years. The Board may grant additional equity-based compensation, which would result in additional operating expenses being recorded in future periods.

Note 10. Supplementary cash flow information

	For the six months ended December 31,
(in thousands)	2007	2006

Cash receipts and payments:
Cash payments for capital expenditure	$(6,700)	$(10,361)
Proceeds from sale of property, plant and equipment	260	241
Interest received in cash	14,908	10,038
Cash payments for income taxes	(23,991)	(21,993)
Gross purchases of short-term investments	─	(203,387)
Gross sales of short-term investments	─	184,401
Cash paid in respect of deferred consideration for acquisitions	(115)	(1,937)

Supplemental information on businesses acquired(1):
Fair value of non-cash assets acquired(2)	$12,566	$92,213
Cash (overdraft) acquired	(48)	13,435
Less: liabilities assumed(2)	(2,144)	(11,694)
Cash paid in respect of acquisitions	$10,374	$93,954
____________________
(1)
In the six-month period ended December 31, 2007, the Company acquired CastUp Inc., a provider of solutions for the hosting, management and distribution of video over the Internet, for initial consideration of $10.4 million. In the six-month period ended December 31, 2006, we acquired Jungo Limited for cash consideration and costs totaling $77.5 million, net of cash acquired. In the six-month period ended December 31, 2006, we also acquired Interactive Television Entertainment ApS for consideration of $3.0 million.

(2)	Based on preliminary allocation of purchase price.

Note 11. Pension expense

The elements of expense related to the defined benefit pension scheme that the Company operates are as follows:

	For the three months ended December 31,		For the six months ended December 31,
(in thousands)	2007	2006	2007	2006

Service cost	$59	$51	$117	$102
Interest cost	339	310	674	614
Expected return on plan assets	(321)	(256)	(637)	(507)
Amortization of unrecognized net loss	108	149	215	296
	$185	$254	$369	$505

During the six-month periods ending December 31, 2007 and 2006, the Company made discretionary contributions of $1.0 million and $0.9 million, respectively, to the Company’s defined benefit pension scheme.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This document contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of NDS Group plc, its directors or its officers with respect to, among other things, trends affecting NDS Group plc’s financial condition or results of operations. Unless otherwise indicated or unless the context requires otherwise, all reference herein to the “Company,” “we,” “our” and “us” refers to the NDS Group plc. Readers of this document are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Those risks and uncertainties are discussed under Item 1A. Risk Factors of Part II of this Quarterly Report on Form 10-Q, in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 as filed with the Securities and Exchange Commission (“SEC”) on August 29, 2007 (SEC file no. 000-30364), as well as the information set forth elsewhere in this Quarterly Report. The Company does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You should carefully review other documents filed by the Company with the SEC. This section should be read in conjunction with the unaudited consolidated financial statements of the Company and related notes set forth elsewhere herein.

Introduction

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of our financial condition, changes in financial condition and results of operations, and is organized as follows:

•
Overview of our business— This section provides a general description of our business and developments that have occurred to date during the fiscal year ending June 30, 2008 that we believe are important in understanding our results of operations and financial condition or to disclose known future trends.

•
Results of operations— This section provides an analysis of our results of operations for the three- and six-month periods ended December 31, 2007 and 2006. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•
Liquidity and capital resources— This section provides an analysis of our cash flows for the six-month periods ended December 31, 2007 and 2006. It includes a discussion of the financial capacity available to fund our future commitments and obligations, as well as a discussion of other financing arrangements.

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

Our main customers are the digital pay-television platform operators that utilize a broadcast infrastructure to deliver video and data to multiple subscribers. In addition, we may sell interactive applications to content providers, who do not usually operate a broadcast platform, but instead provide content for transmission over a platform operator’s network. The applications we sell to content providers make use of the functions and capabilities of the broadcast infrastructure.

We work with suppliers of other components of a broadcast platform, such as broadcast equipment, set-top box and residential gateway manufacturers. We integrate our technologies with the products manufactured by these suppliers to provide a platform operator with the required functionality. A particular platform operator may purchase some components of their broadcast platform from our competitors.

Our customers consist of a limited number of large digital pay-television platform operators that are introducing, marketing and promoting products and services that utilize our technology. Our three largest customers are DIRECTV in the United States, BSkyB in the United Kingdom and SKY Italia in Italy. Together, these three customers contributed, directly and indirectly, approximately 65% of our revenue during the six-month period ended December 31, 2007. We expect that a limited number of customers will continue to contribute a significant portion of our revenue. During the six-month period ended December 31, 2007, we extended our contracts to supply conditional access services to DIRECTV and its Latin American subsidiaries through June 30, 2013.

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

A significant portion of our revenue is dependent upon our customers’ subscriber bases, the growth in their subscriber bases and the related quantities of set-top boxes deployed to their subscribers. Revenue can vary from period to period as our revenue reflects a small number of relatively large orders for our technology and services. These generally have long sales and order cycles, and delivery and acceptance of our products and services fluctuate over the course of these cycles. Our accounting policies often require us to defer revenue until after our technologies have been deployed by our customers or to recognize contract revenue over the term of any post-contract support period.

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

2)
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

Research and development costs consist mainly of personnel and related costs, including an allocation of facilities costs, attributable to our technical employees who are developing our technology and adapting it for specific customer requirements. These costs also include consumables and the depreciation of equipment used in development and test activities and are stated net of the benefit of grants and other incentives.

Sales and marketing costs mainly consist of personnel and related costs, including an allocation of facilities costs, of our sales and marketing employees in the United Kingdom, Europe, the Middle East, the United States and the Asia-Pacific region. Marketing costs also include advertising, exhibitions, marketing communications and demonstration activities.

General and administration costs consist primarily of executive and other personnel, facilities, legal and administration costs.

Operating expenses include gains and losses recognized on cash holdings as a result of changes in foreign exchange rates.

Results of Operations

Commentary on the three- and six-month periods ended December 31, 2007 versus the three- and six-month periods ended December 31, 2006

Revenue

Revenue for the periods under review was as follows:

	For the three months ended December 31,
(in thousands)	2007	2006	Change	% Change

Conditional access	$119,411	$98,184	$21,227	22%
Integration, development & support	12,844	12,683	161	1%
License fees & royalties	29,061	23,450	5,611	24%
New technologies	51,382	28,922	22,460	78%
Other	2,250	1,823	427	23%
Total revenue	$214,948	$165,062	$49,886	30%

	For the six months ended December 31,
(in thousands)	2007	2006	Change	% Change

Conditional access	$240,994	$191,031	$49,963	26%
Integration, development & support	23,753	31,095	(7,342)	(24%)
License fees & royalties	58,005	47,800	10,205	21%
New technologies	93,840	56,421	37,419	66%
Other	3,232	2,877	355	12%
Total revenue	$419,824	$329,224	$90,600	28%

Revenue comparisons for the fiscal 2008 periods to the fiscal 2007 periods were affected by the relative weakness of the U.S. dollar over the periods. During the six-month period ended December 31, 2007, approximately 51% of our revenue was denominated in currencies other than the U.S. dollar, principally pounds sterling and euros. We estimate that the weaker U.S. dollar favorably impacted our total revenue for the six-month period ended December 31, 2007 by approximately $17 million, or 4%, compared to what would have been achieved had foreign exchange rates been consistent with those prevailing during the six-month period ended December 31, 2006. Similarly, for the three-month period ended December 31, 2007, we estimate that the weaker U.S. dollar favorably impacted revenue by approximately $9 million, or 4%.

Revenue from conditional access increased by 22% and 26% during the three- and six-month periods ended December 31, 2007, respectively, as compared to the three- and six-month periods ended December 31, 2006. The increases were principally due to recognition of a portion of security services revenue previously deferred as certain remaining revenue recognition criteria were satisfied during the three- and six-month periods ended December 31, 2007. Additionally, conditional access revenue rose due to increased security fees arising from the growth of the subscriber base of our customers, as well as an increase in customers and a higher volume of smart cards delivered to customers.

Authorized smart card activity in each period was as follows:

	For the three months ended December 31,		For the six months ended December 31,
(in millions)	2007	2006	2007	2006

Number of authorized cards, beginning of period	78.6	66.6	75.4	65.0
Net additions	4.1	3.3	7.3	4.9
Number of authorized cards, end of period	82.7	69.9	82.7	69.9

The quantity of smart cards delivered in each period was as follows:

	For the three months ended December 31,		For the six months ended December 31,
(in millions)	2007	2006	2007	2006

Number of smart cards delivered	8.9	6.3	16.3	13.0

The increase in the number of smart cards delivered in the three- and six-month periods ended December 31, 2007 as compared to the corresponding periods of the prior fiscal year principally reflects higher deliveries to existing customers and to new customers. The volume of smart cards supplied exceeded the increase in authorized smart cards in use due to a mixture of churn and the build-up of inventory by platform operators.

Integration, development and support revenue increased by 1% in the three-month period ended December 31, 2007 and decreased by 24% in the six-month period ended December 31, 2007 as compared to the three- and six-month periods ended December 31, 2006, respectively. The recognition of revenue from new customers and from the delivery of enhancements to several of our major customers is dependent on the timing of satisfaction of all revenue recognition criteria; therefore this component of revenue may fluctuate from period to period. The decline in integration, development and support revenue during the six-month period ended December 31, 2007 was a consequence of the recognition and delivery in the prior year six-month period of conditional access, EPG and middleware technologies to TataSky, which commenced broadcasting in India in the first quarter of fiscal 2006.

License fee and royalty revenue increased by 24% and 21% in the three- and six-month periods ended December 31, 2007, respectively, as compared to the three- and six-month periods ended December 31, 2006, principally resulting from higher conditional access revenue, as noted above, and EPG royalties. In addition, middleware royalties increased due to an increase in the number of middleware clients deployed during the three- and six-month periods ended December 31, 2007 as compared to the corresponding periods of the prior fiscal year.

The table below sets forth the number of middleware clients deployed by our customers during the three- and six-month periods ended December 31, 2007 and 2006:

	For the three months ended December 31,		For the six months ended December 31,
(in millions)	2007	2006	2007	2006

Number of middleware clients deployed, beginning of period	69.9	44.7	61.8	41.6
Net additions	6.5	5.5	14.6	8.6
Number of middleware clients deployed, end of period	76.4	50.2	76.4	50.2

The increase in revenue from new technologies of 78% and 66% in the three- and six-month periods ended December 31, 2007, respectively, compared to the three- and six-month periods ended December 31, 2006, was principally due to higher revenue from our DVR technologies and advanced middleware, IPTV, gaming applications and residential gateway devices. The higher revenue from our DVR technologies and advanced middleware was a result of an increase in the cumulative number of DVR clients deployed during the three- and six-month periods ended December 31, 2007 compared to the corresponding periods of the prior fiscal year.

The increase in the cumulative number of DVR clients deployed in each period was as follows:

	For the three months ended December 31,		For the six months ended December 31,
(in millions)	2007	2006	2007	2006

Number of DVR clients deployed, beginning of period	8.8	4.2	7.3	3.5
Net additions	1.6	1.1	3.1	1.8
Number of DVR clients deployed, end of period	10.4	5.3	10.4	5.3

Cost of Goods and Services Sold and Gross Margin

Cost of goods and services sold and gross margin for the periods under review were as follows:

	For the three months ended December 31,
(in thousands)	2007	2006	Change	% Change

Cost of goods and services sold	$81,486	$61,118	$20,368	33%

Gross margin	$133,462	$103,944	$29,518	28%

Gross margin as a percentage of revenue	62.1%	63.0%	(0.9%)	**

____________________
** Not meaningful.

	For the six months ended December 31,
(in thousands)	2007	2006	Change	% Change

Cost of goods and services sold	$149,942	$123,353	$26,589	22%

Gross margin	$269,882	$205,871	$64,011	31%

Gross margin as a percentage of revenue	64.3%	62.5%	1.8%	**

____________________
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

Cost of goods and services sold increased by 33% and 22% during the three- and six-month periods ended December 31, 2007, respectively, as compared to the three- and six-month periods ended December 31, 2006, principally due to an increase in the number of our employees working on development, integration and support activities, as well as increased royalties paid to third parties for the use of their technologies and higher deliveries of smart cards during the periods. The increases were partially offset by lower smart card unit costs.

The increase in the total amount of employee costs allocated to cost of goods and services sold in the three-month period ended December 31, 2007 contributed to the decline of gross margin as a percentage of revenue by 0.9% to 62.1% from 63.0% for the three-month period ended December 31, 2006. Because revenue increased by more than cost of goods and services sold during the six-month period ended December 31, 2007, and in particular because elements of higher conditional access revenue and royalty revenue had no associated direct costs, gross margin as a percentage of revenue was 64.3% for the six-month period ended December 31, 2007 as compared to 62.5% for the corresponding period of the prior fiscal year.

Operating Expenses

Operating expenses for the periods under review were as follows:

	For the three months ended December 31,
(in thousands)	2007	2006	Change	% Change

Research & development	$48,040	$43,309	$4,731	11%
Sales & marketing	14,042	9,314	4,728	51%
General & administration	18,538	11,411	7,127	62%
Amortization of intangibles	3,332	2,510	822	33%
Total operating expenses	$83,952	$66,544	$17,408	26%

	For the six months ended December 31,
(in thousands)	2007	2006	Change	% Change

Research & development	$99,051	$77,975	$21,076	27%
Sales & marketing	23,662	17,291	6,371	37%
General & administration	32,758	23,688	9,070	38%
Amortization of intangibles	6,615	4,927	1,688	34%
Total operating expenses	$162,086	$123,881	$38,205	31%

Expense comparisons of the fiscal 2008 periods to the fiscal 2007 periods were affected by the relative weakness of the U.S. dollar over the periods. During the six-month period ended December 31, 2007, approximately 72% of our total expenses were denominated in currencies other than the U.S. dollar, principally pounds sterling, Israeli shekels, euros and Indian rupees. We estimate that the weaker U.S. dollar increased our total expenses in the six-month period ended December 31, 2007 by approximately $14 million, or 4%, compared to what would have been achieved had foreign exchange rates been consistent with those prevailing during the six-month period ended December 31, 2006. Similarly, for the three-month period ended December 31, 2007, we estimate that the weaker U.S. dollar adversely impacted expenses by approximately $8 million, or 5%. The increase in operating expenses was offset in part by foreign exchange gains of $2.3 million and $8.1 million recognized during the three- and six-month periods ended December 31, 2007 in the consolidated statement of operations as a result of holding cash in currencies other than the U.S. dollar. These amounts compare to $1.6 million and $0.9 million, respectively, in the corresponding periods of the previous fiscal year.

Our main operating expenses are employee costs (including the cost of equity-based awards), facilities costs, depreciation and travel costs. Our main operating expenses have increased primarily due to a higher number of employees, facilities expenses and legal costs. Employee costs were approximately 25% and 29% higher during the three- and six-month periods ended December 31, 2007, respectively, as compared to the corresponding periods of the prior fiscal year.

Our employee numbers (which include contractors) have increased over the period under review, as follows:

	For the three months ended December 31,			For the six months ended December 31,
	2007	2006		2007	2006

Number of employees, beginning of period	3,665	3,089		3,572	2,989
Net additions	155	123	(1)	248	223	(1)
Number of employees, end of period	3,820	3,212	(1)	3,820	3,212	(1)

Average number of employees during period	3,742	3,148		3,672	3,095

____________________
(1) Excludes 136 employees of Jungo Limited (“Jungo”), which we acquired on December 31, 2006.

Research and development costs increased by 11% and 27% for the three- and six-month periods ended December 31, 2007, respectively, as compared to the three- and six-month periods ended December 31, 2006, principally as a result of higher employee headcount due to an increased number of projects. The increase in the employee costs in the six-month period ended December 31, 2007 was partially offset by a $6.7 million grant from the French government as a consequence of our being engaged in certain eligible research projects. In the six-month period ended December 31, 2006 we received a similar grant of $5.5 million.

Sales and marketing expenses increased by 51% and 37% in the three- and six-month periods ended December 31, 2007, respectively, as compared to the three- and six-month periods ended December 31, 2006, principally as a result of higher employee headcount and travel costs, increased attendance at trade shows and a higher level of corporate communications activities.

General and administrative expenses increased by 38% in the six-month period ended December 31, 2007 as compared to the six-month period ended December 31, 2006, largely due to higher legal expenses, equity compensation costs, business development costs and facilities and infrastructure costs. During the three-month period ended December 31, 2007, general and administrative expenses increased by 62% as compared to the three-month period ended December 31, 2006, principally due to increased legal expenses, as well as equity compensation costs and facilities and infrastructure costs.

Amortization of finite-lived intangible assets increased by 33% and 34% in the three- and six-month periods ended December 31, 2007, respectively, as compared to the three- and six-month periods ended December 31, 2006, principally due to the acquisition of Jungo in December 2006.

Operating Income and Other Items

As a result of the factors outlined above, and, in particular, the increase in conditional access and new technologies revenue, operating income was $49.5 million, or 23.0% of revenue, for the three-month period ended December 31, 2007, compared to $37.4 million, or 22.7% of revenue, for the three-month period ended December 31, 2006. Operating income was $107.8 million, or 25.6% of revenue, for the six-month period ended December 31, 2007, compared to $82.0 million, or 24.9% of revenue, for the six-month period ended December 31, 2006. We estimate that the weaker U.S. dollar increased our operating income in the three- and six-month period ended December 31, 2007 by approximately $3 million and $11 million, respectively, compared to what would have been achieved had foreign exchange rates been consistent with those prevailing during the three- and six-month periods ended December 31, 2006.

Interest income earned on cash deposits was $7.6 million and $15.0 million in the three- and six-month periods ended December 31, 2007, respectively, as compared to $6.5 million and $12.5 million in the three- and six-month periods ended December 31, 2006, respectively. These increases were due to higher cash balances and higher average interest rates.

Our effective tax rate was 29% for the three- and six-month periods ended December 31, 2007 compared to 31% for the three- and six-month periods ended December 31, 2006. The decrease in the effective tax rate was due to higher benefits from research and development incentives and a higher portion of earnings being generated in jurisdictions with lower statutory tax rates. In July 2007, the U.K. government enacted legislation that reduced the standard U.K. corporate tax rate to 28%, effective April 1, 2008. The statutory tax rate on the Company’s U.K. taxable profits will be 29.5% in the fiscal year ending June 30, 2008 and 28% thereafter.

As a consequence of all the factors described above, net income for the three-month period ended December 31, 2007 was $40.4 million, or $0.70 per share ($0.68 per share on a diluted basis), compared to $30.3 million, or $0.53 per share ($0.52 per share on a diluted basis), for the three-month period ended December 31, 2006. Net income for the six-month period ended December 31, 2007 was $86.7 million, or $1.50 per share ($1.48 per share on a diluted basis), compared to $65.4 million, or $1.15 per share ($1.13 per share on a diluted basis), for the six-month period ended December 31, 2006.

Liquidity and Capital Resources

Current Financial Condition

Our principal source of liquidity is internally generated funds; however, we also have access to the worldwide capital markets. As of December 31, 2007, we had an unused credit facility to borrow up to £30 million (equivalent to approximately $60 million) from a subsidiary of News Corporation. No amounts have been drawn under this facility.

As of December 31, 2007, we had cash and cash equivalents totaling $663.5 million. Our accumulated cash is being held with the intention of using it for the future development of the business and there are currently no plans to pay any dividends to shareholders. We believe that we have sufficient working capital resources for our present requirements. Our internally generated funds are dependent on the continued profitability of our business.

The principal uses of cash that affect the Company’s liquidity position include purchases of smart cards, operational expenditures, capital expenditures, acquisitions and income tax payments.

We continue to invest in technical equipment for use in research and development and to support our customers. We have received payment from customers in advance of delivering the goods or services (deferred income) of approximately $217 million as of December 31, 2007 and we expect to utilize cash to meet our obligations under our arrangements with our customers. We have evaluated, and expect to continue to evaluate, possible acquisitions and dispositions of certain businesses. Such transactions may be material and may involve cash, our securities and/or the assumption of indebtedness.

Sources and Uses of Cash

We had a net inflow of cash and cash equivalents of $64.6 million in the six-month period ended December 31, 2007, compared to a net outflow of cash and cash equivalents (before purchases of short-term investments) of $26.1 million in the six-month period ended December 31, 2006, due to lower payments in respect of business acquisitions and an increase in net cash provided by operating activities.

Net cash provided by operating activities was as follows:

	For the six months ended December 31,
(in thousands)	2007	2006

Net cash provided by operating activities	$75,069	$59,399

The increase in net cash provided by operating activities in the six-month period ended December 31, 2007 as compared to the corresponding period of the prior fiscal year reflects higher receipts from customers and higher interest receipts. These factors were offset in part by higher payments relating to the purchase of smart cards and higher payroll costs, travel expenses and rent and facilities costs, as a result of an increase in the number of employees, and higher income tax payments.

Net cash used in investing activities was as follows:

	For the six months ended December 31,
(in thousands)	2007	2006

Capital expenditure	$6,700	$10,120
Business acquisitions, net of cash acquired	10,422	80,519
Deferred payments in respect of business acquisitions	115	1,937
Short-term investments, net	─	18,986
Net cash used in investing activities	$17,237	$111,562

In the six-month period ended December 31, 2007, we acquired CastUp Inc., a provider of solutions for the hosting, management and distribution of video over the Internet, for initial consideration of $10.4 million. In the six-month period ended December 31, 2006, we acquired Jungo for cash consideration and costs totaling $77.5 million, net of cash acquired. In the six-month period ended December 31, 2006, we also acquired Interactive Television Entertainment ApS for consideration of $3.0 million.

Capital expenditure was $6.7 million in the six-month period ended December 31, 2007 as compared to $10.1 million in the corresponding period of the previous fiscal year, primarily because payments for capital expenditure in the six-month period ended December 31, 2006 included investments in new facilities.

During the six-month period ended December 31, 2006, we invested $19.0 million in short-term investments (cash deposits with an initial term of more than six months). These cash deposits matured during the fiscal year ended June 30, 2007 and we did not reinvest such funds as longer-term deposits because the differential in interest rates between longer- and shorter-term deposits was negligible.

Net cash generated by financing activities was as follows:

	For the six months ended December 31,
(in thousands)	2007	2006

Issuance of shares	$5,888	$5,245
Excess tax benefits realized on shares issued as a result of equity compensation awards	848	1,790
Net cash generated by financing activities	$6,736	$7,035

During the six-month period ended December 31, 2007, we issued 329,636 of our Series A ordinary shares, par value $0.01 per share (“Series A Ordinary Shares”) to certain of our employees as a result of the exercise of stock options over Series A Ordinary Shares for cash. This compares to 326,078 Series A Ordinary Shares which we issued in the corresponding period of the previous fiscal year. Certain shares issued as a result of equity compensation awards result in a tax benefit higher than the amounts recorded in the consolidated statement of operations. Such excess tax benefits are shown as a financing cash flow to the extent that they are realized.

Commitments and Contractual Obligations

In connection with our acquisition of Jungo in December 2006, additional consideration of up to $17.0 million was payable in cash if Jungo achieved certain revenue and profitability targets during the year ended December 31, 2007. However, those revenue and profitability targets were not met during the year ended December 31, 2007. Therefore, we were not required to pay any additional consideration.

Other than disclosed elsewhere in this Quarterly Report, our commitments have not changed significantly from disclosures included in the our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 filed with the SEC on August 29, 2007.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to changes in foreign exchange rates. We operate in international markets and have an operational presence in several countries. Accordingly, our costs and revenue are primarily denominated in a mixture of U.S. dollars, Israeli shekels, pounds sterling and euros.

Approximately 51% of our revenue was denominated in currencies other than the U.S. dollar, principally pounds sterling and euros, during the six-month period ended December 31, 2007. We estimate that the weaker U.S. dollar favorably impacted our total revenue for the six-month period ended December 31, 2007 by approximately $17 million, or 4%, compared to what would have been achieved had foreign exchange rates been consistent with those prevailing during the six-month period ended December 31, 2006. For the three-month period ended December 31, 2007, we estimate that the weaker U.S. dollar favorably impacted revenue by approximately $9 million, or 4%.

Approximately 72% of our total expenses was denominated in currencies other than the U.S. dollar, principally pounds sterling, Israeli shekels, euros and Indian rupees, during the six-month period ended December 31, 2007. We estimate that the weaker U.S. dollar increased our total expenses in the six-month period ended December 31, 2007 by approximately $14 million, or 4%, compared to what would have been achieved had foreign exchange rates been consistent with those prevailing during the six-month period ended December 31, 2006. For the three-month period ended December 31, 2007, we estimate that the weaker U.S. dollar adversely impacted expenses by approximately $8 million, or 5%.

As a result of fluctuations in foreign exchange rates, we experienced net gains on cash holdings of $6.2 million in the six-month period ended December 31, 2007, of which a gain of approximately $8.1 million was recorded within operating expenses, and a loss of approximately $1.9 million was recorded within other comprehensive income.

We estimate that the weaker U.S. dollar increased our operating income in the three- and six-month period ended December 31, 2007 by approximately $4 million and $11 million, respectively, compared to what would have been achieved had foreign exchange rates been consistent with those prevailing during the three- and six-month periods ended December 31, 2006.

As of December 31, 2007, approximately 73% of our cash was held in U.S. dollars, 13% in pounds sterling and 4% in Israeli shekels, with most of the remaining balance held in euros. Our policy is to hold cash in U.S. dollar bank deposits and to hold cash in other currencies to the extent that our cash flow projections indicate that we have need for those other currencies. Where we require other currencies or identify a surplus of non-U.S. dollar cash balances, we may make purchases or sales on the spot market. Historically, we have not entered into free-standing derivative contracts to hedge foreign exchange exposure arising from operating activities. We expect to review this policy from time to time as circumstances change. We had no derivative instruments outstanding as of December 31, 2007. Part of our cash holdings in currencies other than the U.S. dollar serves to limit the impact on changes in exchange rates on our forecast operating income and net income, but, as a consequence, introduces an element of exposure to movements in foreign exchange rates in respect of cash balances.

Our cash holdings are in excess of our immediate operating requirements; therefore, we are exposed to changes in market interest rates on cash deposits. We estimate that a decline in market interest rates available for cash deposits of one percentage point would decrease our annual interest income by approximately $6.6 million.

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

b) Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s second quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our growth has depended historically on large digital satellite broadcasters introducing, marketing and promoting products and services that utilize our technology. We currently derive, and we expect to continue to derive, a significant portion of our revenue from a limited number of large customers. Our three largest customers are DIRECTV, BSkyB and SKY Italia. During the six-month period ended December 31, 2007, these three customers accounted directly and indirectly for approximately 65% of our total revenue. News Corporation, which holds approximately 72% holder of our total and issued outstanding share capital, currently owns approximately 41%, 39% and 100% of DIRECTV, BSkyB and SKY Italia, respectively. In December 2006, News Corporation announced that it entered into an agreement with Liberty Media Corporation, which, if consummated, would result in News Corporation no longer owning its shares in DIRECTV. The agreement received the requisite approval by the stockholders of News Corporation in April 2007 but remains subject to regulatory approval. News Corporation has announced that it expects the transaction to be completed in the first quarter of the 2008 calendar year. We have a number of contracts with DIRECTV, its subsidiaries and affiliates, covering the supply of conditional access, middleware and DVR technologies, which expire at various dates through 2013 and which contain various terms covering renewal and termination. We expect to continue to be dependent upon a limited number of customers for a significant portion of our revenue, although the particular customers may vary from period to period. If a large customer purchases significantly less of our products or services, defers or cancels orders, or fails to renew or terminates its relationship with us or renews with us on less favorable terms, our revenue could decline significantly and as a result, our business, operating results and financial condition could be materially adversely affected.

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

A risk inherent in our international operations is the exposure to fluctuations in currency exchange rates. In the six-month period ended December 31, 2007, approximately 51% of our revenue and approximately 72% of our total expenses were denominated in currencies other than the U.S. dollar. Additionally, as of December 31, 2007, approximately 27% of our cash balances were denominated in currencies other than the U.S. dollar. As a result, we are exposed to fluctuations in foreign exchange rates that may have a material adverse effect on our business, operating results and financial condition.

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

We are controlled by News Corporation. As of December 31, 2007, News Corporation beneficially owned approximately 72% of our total issued and outstanding share capital. Because News Corporation beneficially owns 100% of our Series B ordinary shares, par value $0.01 per share (“Series B Ordinary Shares”), which have ten votes per share (as opposed to our Series A Ordinary Shares, which have one vote per share), it controls approximately 96% of our voting power. By reason of such ownership, News Corporation is able to control the composition of our entire Board of Directors and to control the votes on all other matters submitted to a vote of our shareholders. Four of our seven current Directors have been appointed by News Corporation, including Dr. Abe Peled, our Chairman and Chief Executive Officer, who from time to time is involved in matters pertaining to News Corporation’s wider business interests.

Businesses in which News Corporation has an interest currently account for, and are expected to continue to account for, a significant portion of our revenue. During the six-month period ended December 31, 2007, approximately 73% of our total revenue were derived directly from businesses in which News Corporation has an interest. Those businesses include our three largest customers. Although we believe the terms of our contracts with such related parties are no less favorable to us than those that we could obtain from unrelated third parties, we cannot assure you that this is the case.

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

Over the past several years, the National Association of Securities Dealers has adopted certain listing requirements for companies listed on The NASDAQ Stock Market. As a result of News Corporation’s beneficial ownership of our Series B Ordinary Shares, we are deemed to be a “controlled company” and accordingly are not subject to some of these requirements, including the requirement that a majority of our Board of Directors be “independent” under the guidelines established by the National Association of Securities Dealers and certain requirements regarding the determination of our Chairman and Chief Executive Officer’s compensation and our director nominees. While we do not believe that our exemption from those requirements affects the manner and method by which we manage and operate the Company, investors should be aware that we are not subject to those provisions and may have no obligation to comply with those requirements in the future unless our ownership profile changes.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual General Meeting of Shareholders (the “Annual Meeting”) on October 26, 2007. A brief description of the matters voted upon at the Annual Meeting and the results of the voting on such matters is set forth below:

Proposal 1

A proposal to approve the Company’s U.K. Annual Report and Financial Statements for the year ended June 30, 2007 was voted upon as follows:

For:	432,601,532

Against:	3,392,355

Abstain:	2,221

Proposal 2

A proposal to approve the Directors’ Remuneration Report for the year ended June 30, 2007 was voted upon as follows:

For:	432,588,035

Against:	3,403,773

Abstain:	4,310

Proposal 3

A proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2008 and to authorize the Audit Committee of the Company’s Board of Directors to determine remuneration in respect of such period was voted upon as follows:

For:	435,984,198

Against:	5,920

Abstain:	6,000

Proposal 4

A proposal to re-appoint Peter J. Powers as a Director was voted upon as follows:

For:	432,592,143

Withhold Authority:	3,403,975

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

Date: January 29, 2008