Form 10-Q
period 2008-03-31
NDS GROUP PLC
filed 2008-05-01
CIK 1098074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission File Number: 000-30364

NDS Group plc
(Exact name of registrant as specified in its charter)

England and Wales (State or other jurisdiction of incorporation or organization)	Not applicable (I.R.S. Employer Identification No.)

One Heathrow Boulevard, 286 Bath Road, West Drayton, Middlesex, United Kingdom (Address of principal executive offices)	UB7 0DQ (ZIP Code)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of April 29, 2008, the following shares were outstanding: 16,187,137 Series A ordinary shares, par value $0.01 per share; 42,001,000 Series B ordinary shares, par value $0.01 per share; and 42,000,002 deferred shares, par value £1 per share.

NDS GROUP PLC

PART I – Financial Information

Item 1. Financial Statements

NDS Group plc
Unaudited Consolidated Statements of Operations

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands, except per-share amounts)	2008	2007	2008	2007

Revenue:
Conditional access	$123,510	$101,655	$364,504	$292,686
Integration, development & support	14,134	7,338	37,887	38,433
License fees & royalties	30,675	27,122	88,680	74,922
New technologies	43,781	40,953	137,621	97,374
Other	1,201	1,323	4,433	4,200

Total revenue	213,301	178,391	633,125	507,615

Cost of goods and services sold	(86,817)	(70,573)	(236,759)	(193,926)

Gross margin	126,484	107,818	396,366	313,689

Operating expenses:
Research & development	(46,695)	(45,638)	(145,746)	(123,613)
Sales & marketing	(12,714)	(10,912)	(36,376)	(28,203)
General & administration	(20,440)	(12,284)	(53,198)	(35,972)
Amortization of other intangibles	(3,331)	(3,202)	(9,946)	(8,129)

Total operating expenses	(83,180)	(72,036)	(245,266)	(195,917)

Operating income	43,304	35,782	151,100	117,772

Interest income	6,502	6,166	21,458	18,678

Income before income tax expense	49,806	41,948	172,558	136,450

Income tax expense	(13,513)	(12,724)	(49,602)	(41,847)

Net income	$36,293	$29,224	$122,956	$94,603

Net income per share:
Basic net income per share	$0.62	$0.51	$2.12	$1.66
Diluted net income per share	$0.62	$0.50	$2.09	$1.63

The accompanying notes form an integral part of these unaudited consolidated financial statements.

NDS Group plc
Consolidated Balance Sheets

(in thousands, except share amounts)	As of March 31, 2008 (Unaudited)	As of June 30, 2007 (See Note 2)

ASSETS
Current assets:
Cash and cash equivalents	$696,247	$592,750
Accounts receivable, net (inclusive of $67,487 and $89,711 due from related parties)	146,601	134,624
Accrued income	49,111	40,605
Inventories, net	70,730	54,133
Prepaid expenses	23,466	19,415
Other current assets	4,325	3,926

Total current assets	990,480	845,453

Property, plant & equipment, net	49,471	54,801
Goodwill	134,344	124,614
Other intangibles, net	58,947	63,080
Other non-current assets	81,844	56,905

Total assets	$1,315,086	$1,144,853

LIABILITIES AND SHAREHOLDERS’ EQUITY Current liabilities:
Accounts payable (inclusive of $5,437 and $2,165 due to related parties)	$30,486	$22,110
Deferred income	84,400	75,777
Accrued payroll costs	37,677	31,186
Accrued expenses	34,693	37,473
Income tax liabilities	29,173	17,693
Other current liabilities	21,534	18,287

Total current liabilities	237,963	202,526

Deferred income	123,773	157,517
Other non-current liabilities	63,550	46,537

Total liabilities	425,286	406,580

Commitments and contingencies
Shareholders’ equity:
Series A ordinary shares, par value $0.01 per share: 48,000,000 shares authorized; 16,170,513 and 15,718,904 shares outstanding as of March 31, 2008 and June 30, 2007, respectively	161	157
Series B ordinary shares, par value $0.01 per share: 52,000,000 shares authorized; 42,001,000 shares outstanding as of March 31, 2008 and June 30, 2007, respectively	420	420
Deferred shares, par value £1 per share: 42,000,002 shares authorized and outstanding as of March 31, 2008 and June 30, 2007	64,103	64,103
Additional paid-in capital	585,221	563,388
Retained earnings	179,062	56,106
Other comprehensive income	60,833	54,099

Total shareholders’ equity	889,800	738,273

Total liabilities and shareholders’ equity	$1,315,086	$1,144,853

The accompanying notes form an integral part of these unaudited consolidated financial statements.

NDS Group plc
Unaudited Consolidated Statements of Cash Flows

	For the nine months ended March 31,
(in thousands)	2008	2007

Operating activities:
Net income	$122,956	$94,603

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,936	13,992
Amortization of other intangibles	9,946	8,129
Equity-based compensation	13,695	6,256
Other	557	546
Change in operating assets and liabilities, net of acquisitions:
Inventories	(16,597)	(12,692)
Receivables and other assets	(48,111)	(58,970)
Deferred income	(25,121)	44,789
Accounts payable and other liabilities	24,806	105

Net cash provided by operating activities	99,067	96,758

Investing activities:
Capital expenditure	(10,657)	(16,191)
Short-term investments, net	─	184,401
Business acquisitions, net of cash acquired	(10,466)	(82,672)

Net cash (used in) provided by investing activities	(21,123)	85,538

Financing activities:
Issuance of shares (inclusive of realized excess tax benefits of $1,077 and $2,922)	8,086	13,160

Net increase in cash and cash equivalents	86,030	195,456

Cash and cash equivalents, beginning of period	592,750	320,636
Currency exchange movements	17,467	5,420

Cash and cash equivalents, end of period	$696,247	$521,512

The accompanying notes form an integral part of these unaudited consolidated financial statements.

NDS Group plc
Notes to the Unaudited Consolidated Financial Statements

Note 1. Description of business

NDS Group plc (the “Company”) is domiciled in the United Kingdom, incorporated in Great Britain and registered in England and Wales. The Company is engaged in the business of supplying open end-to-end digital technology and services to digital pay-television platform operators and content providers. The Company has customers throughout the world and has research and development facilities, customer support operations and administrative offices in the United Kingdom, Israel, France, Denmark, India, China, Hong Kong, South Korea, Australia and the United States. All reported revenue, expenses, assets, liabilities and cash flows relate to the continuing operations of the Company and its consolidated subsidiaries.

There is a common management structure across the Company, which ensures that the various subsidiary entities operate in a coordinated and complementary manner. The business is managed as a single operating unit or segment.

The Company is a majority-owned subsidiary of News Corporation and conducts business transactions with a number of affiliates and subsidiaries of News Corporation.

Note 2. Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, the consolidated operating results and the consolidated cash flows as of and for the periods shown. The unaudited consolidated results of operations for the three- and nine-month periods ended March 31, 2008 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2008.

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

The Company maintains a 52-53 week fiscal year ending on the Sunday nearest to each reporting date. As such, all references to March 31, 2008 and March 31, 2007 relate to the three- and nine-month periods ended March 30, 2008 and April 1, 2007, respectively. For convenience purposes, the Company continues to date its financial statements as of March 31.

All amounts are presented in thousands, except share and per share amounts or unless otherwise noted.

Recent accounting pronouncements

Income taxes

On July 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (the “FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have a material impact on the Company’s liability for unrecognized tax benefits. Total unrecognized tax benefits at the date of the Company’s adoption of FIN 48 were $1.7 million, all of which will affect the Company’s effective income tax rate, if and when recognized in future years. Movements in the accrued balance during the three- and nine-month periods ended March 31, 2008 were not material. The Company does not presently anticipate such uncertain income tax positions will increase or decrease significantly in the next 12 months; however, actual developments in this area could differ from those currently expected.

The Company recognizes interest and penalty charges related to unrecognized tax benefits as income tax expense, which is consistent with the recognition in prior reporting periods. As of July 1, 2007, the Company’s recorded liability for accrued interest was immaterial, and there was no material change in the accrual for interest for either of the three- or nine-month periods ended March 31, 2008.

Her Majesty’s Revenue and Customs in the United Kingdom has completed its review of the Company’s U.K. tax returns for all fiscal years through fiscal 2005 and has commenced a review of the Company’s U.K. tax returns for fiscal 2006. Additionally, the Company’s income tax returns for the fiscal years 2003 through 2006 are under examination in various foreign jurisdictions.

Business acquisitions and disposals

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141R will become effective for the Company in the first quarter of fiscal 2010. This standard will change the Company’s accounting treatment for business combinations on a prospective basis.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions involving minority interest holders. SFAS No. 160 will become effective for the Company in the first quarter of fiscal 2010. This standard would change the Company’s accounting treatment for transactions involving any minority interest holders.

Other

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for measuring fair value and expands the related disclosure requirements. Certain provisions of SFAS 157 related to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis will become effective for the Company beginning in fiscal 2009 and are not expected to have a material impact on the Company’s financial statements. The provisions of SFAS 157 related to other nonfinancial assets and liabilities will be effective for the Company beginning in fiscal 2010 and will be applied prospectively. The Company is currently evaluating the impact that the provisions of SFAS 157 will have on the Company’s consolidated financial statements as it relates to other nonfinancial assets and liabilities.

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

In March 2007, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payment for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07 3”). EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. EITF 07-3 requires that such amounts be recognized as an expense as the goods are delivered or the related services are performed. If, subsequently, based on management’s assessment, it is no longer expected that the goods will be delivered or services will be rendered, then EITF 07-3 requires that the capitalized advance payment be charged to expense. EITF 07 3 will be effective for the Company beginning in fiscal 2009. The Company is currently evaluating what effects, if any, the adoption of EITF 07 3 will have on the Company’s future consolidated results of operations and financial condition.

Note 3. Comprehensive income

Comprehensive income comprises net income, foreign currency translation adjustments and certain pension adjustments. The components of comprehensive income were as follows:

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands)	2008	2007	2008	2007

Net income	$36,293	$29,224	$122,956	$94,603
Foreign currency translation differences (no tax effect)	4,286	984	6,734	6,782
Comprehensive income	$40,579	$30,208	$129,690	$101,385

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

The numerator for the calculations of net income per share is net income. The denominator for the calculations is the weighted average number of ordinary shares, as follows:

	For the three months ended March 31,		For the nine months ended March 31,
	2008	2007	2008	2007

Weighted average number of ordinary shares in issue	58,141,902	57,344,449	57,960,475	57,091,493
Effect of dilutive equity awards	739,350	860,300	839,718	922,750
Denominator for dilutive net income per share	58,881,252	58,204,749	58,800,193	58,014,243

Note 5. Inventories

(in thousands)	As of March 31, 2008	As of June 30, 2007

Unprocessed smart cards and their components	$58,193	$51,630
Inventory reserves	(2,250)	(2,434)
	55,943	49,196
Deferred smart card costs	10,341	2,476
Contract work-in-progress	4,446	2,461
Total inventories	$70,730	$54,133

Unprocessed smart cards and their components are considered to be in the state of work-in-progress. Deferred smart card costs represent the book value of smart cards shipped to customers but for which revenue had not been recognized as of the balance sheet date.

Note 6. Deferred income

(in thousands)	As of March 31, 2008	As of June 30, 2007

Deferred security fees	$137,190	$180,009
Advance receipts and other deferred income	70,983	53,285
Total deferred income	$208,173	$3,294

Included within current liabilities	$84,400	$75,777
Included within non-current liabilities	123,773	157,517
	$208,173	$233,294

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

a) Provision of technology and services

Technology and services for digital pay-television platform operators are supplied by the Company to affiliates and subsidiaries of News Corporation. The principal related parties to whom the Company supplies such services are BSkyB, FOXTEL, Sky Network Television and Tata Sky (all of which are affiliates of News Corporation), and SKY Italia and STAR TV (both of which are wholly owned subsidiaries of News Corporation). In February 2008, News Corporation divested of its entire interest in its affiliate DIRECTV. The Company therefore no longer considers DIRECTV or its affiliates DIRECTV Latin America, Sky Brasil and Sky Mexico to be related parties.

Revenue recognized from such related parties was as follows:

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands)	2008	2007	2008	2007

Revenue from related parties (1)	$116,408	$127,119	$422,118	$381,981

(1) Includes revenue from DIRECTV and its affiliates for periods through February 2008.

Included within the consolidated balance sheets are the following amounts in respect of normal sales transactions with related parties:

(in thousands)	As of March 31, 2008	As of June 30, 2007 (1)

Accounts receivable	$67,487	$89,711
Accrued income	12,066	26,854
Deferred income	(66,792)	(200,478)

(1) Includes items in respect of DIRECTV and its affiliates.

b) Royalty payments

A royalty is payable to a related party in respect of certain intellectual property rights that the Company has licensed for use in certain applications supplied to its customers. The royalty expense in respect of these related party arrangements, which is included within cost of goods and services sold, was as follows:

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands)	2008	2007	2008	2007

Royalties payable to related parties	$1,327	$1,362	$3,138	$2,497

Included within the consolidated balance sheets are the following amounts in respect of royalties payable to a related party:

(in thousands)	As of March 31, 2008	As of June 30, 2007

Accrued expenses	$2,381	$3,553

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

Administration fees charged to the Company in respect of these services were as follows:

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands)	2008	2007	2008	2007

Administrative fees charged by related parties	$37	$61	$112	$179

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

(in thousands)	As of March 31, 2008	As of June 30, 2007

Accounts payable	$5,437	$2,165

d) Other

The Company has a short-term loan facility of £30 million (approximately $60 million) from a subsidiary of News Corporation. The facility has no expiry date and no amounts were drawn down as of March 31, 2008 or June 30, 2007. The facility is considered to be adequate for the Company’s needs.

The Company has entered into cross-guarantees with HSBC Bank plc (“HSBC”) providing mutual guarantees with other subsidiaries of News Corporation for amounts owed to HSBC under a collective overdraft facility of £20 million (approximately $40 million). News Corporation has indemnified the Company against any liabilities which the Company may be required to pay under these cross-guarantees. The Company has been informed by News Corporation that no amounts were owed to HSBC as of March 31, 2008 or June 30, 2007 that would be covered by these guarantees.

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

On October 24, 2005, the Company filed its Amended Answer with Counterclaims, alleging that Echostar misappropriated the Company’s trade secrets, violated the Computer Fraud and Abuse Act and engaged in unfair competition. On November 8, 2005, Echostar moved to dismiss the Company’s counterclaims for conversion and claim and delivery, arguing that these claims were preempted and time-barred. Echostar also moved for a more definite statement of the Company’s trade secret misappropriation claim. On December 8, 2005, the court granted in part and denied in part Echostar’s motion to dismiss and for a more definite statement, but granted the Company leave to file amended counterclaims. On December 13, 2005, the Company filed a Second Amended Answer with Counterclaims, which Echostar answered on December 27, 2005. The Company filed motions for summary judgment dismissing Echostar’s claims and Echostar filed a motion for summary judgment dismissing the Company’s counterclaims on October 29, 2007. Those motions were heard on January 7, 2008. On January 16, 2008, the court granted the motions in part and denied them in part. The trial of this case began on April 9, 2008 and is ongoing.

Sogecable Litigation

On July 25, 2003, Sogecable, S.A. and its subsidiary Canalsatellite Digital, S.L., Spanish satellite broadcasters and customers of Canal+ Technologies SA (together, “Sogecable”), filed an action against the Company in the United States District Court for the Central District of California. Sogecable filed an amended complaint on October 9, 2003, which purported to allege claims for violation of the DMCA and the RICO statute. The amended complaint also purported to allege claims for interference with contract and prospective business advantage. The complaint sought injunctive relief, unspecified compensatory and exemplary damages and restitution. On December 22, 2003, all of the claims were dismissed by the court. Sogecable filed a second amended complaint. The Company filed a motion to dismiss the second amended complaint on March 31, 2004. On August 4, 2004, the court issued an order dismissing the second amended complaint in its entirety. Sogecable had until October 4, 2004 to file a third amended complaint. On October 1, 2004, Sogecable notified the court that it would not be filing a third amended complaint, but would appeal the court’s entry of final judgment dismissing the suit to the United States Ninth Circuit Court of Appeals. On December 14, 2006, the appellate court issued a memorandum decision reversing the district court’s dismissal. On January 26, 2007, the Company filed its petition for rehearing by an en banc panel of the United States Ninth Circuit Court of Appeals. On February 21, 2007, the petition was denied. On June 11, 2007, the Company filed a petition for a Writ of Certiorari in the United States Supreme Court seeking reversal of the Ninth Circuit Court of Appeals’ decision. On August 27, 2007, the Company renewed its motion to dismiss the second amended complaint on grounds not previously decided. On October 1, 2007, the petition for Writ of Certiorari was denied. On January 25, 2008, the court issued an order granting-in-part and denying-in-part the Company’s renewed motion to dismiss Sogecable’s second amended complaint. The court dismissed Sogecable’s claim for tortuous interference with prospective economic advantage, but allowed Sogecable to proceed on its RICO and DMCA claims, as well as its claim for tortuous interference with contract. The court has set February 16, 2010 as the trial date. The Company believes that Sogecable’s claims are without merit and it will continue to vigorously defend itself in this matter.

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

DIRECTV, Inc. filed a motion for summary judgment barring pre-suit damages based on its laches defense on September 12, 2006. The court granted DIRECTV, Inc.’s motion on December 19, 2006, limiting DIRECTV, Inc.’s potential liability to the two-month period between the filing of the complaint and the expiration of the patent. There is no schedule for pretrial proceedings or trial date set by the court, although the court held a patent claim construction hearing on November 17, 2006. On February 28, 2008, the Court issued its Order and Memorandum on Claim Construction, which adopted the constructions proposed by DIRECTV, Inc. and the other defendants sued by Mr. Thomas for the claim terms in dispute.

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

Note 9. Equity-based compensation

The following amounts have been recorded in the consolidated financial statements relating to equity-based compensation:

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands, except share amounts)	2008	2007	2008	2007

Number of stock options exercised in period	60,457	294,656	390,093	620,734

Number of conditional awards vested in period, net of statutory tax withholdings	—	—	67,409	—

Equity-based compensation cost included within the statement of operations	$5,203	$1,878	$13,695	$6,256

Net cash received from exercise of equity-based awards	$1,121	$4,993	$7,009	$10,238

Excess tax benefits derived from equity-based awards	$245	$1,143	$1,133	$2,933

Intrinsic value of stock options exercised	$2,013	$9,278	$13,931	$19,525

During the nine-month period ended March 31, 2008, fixed conditional awards over American Depositary Receipts (“ADRs”) representing an aggregate of 27,500 Series A Ordinary Shares were awarded to certain employees and directors, 25% of which will vest on August 15, 2008. The remaining balance will vest in three equal annual installments, subject to the individual’s continued employment with the Company. The grant date fair value of these awards was $55.91 per share.

In addition, during the nine-month period ended March 31, 2008, certain employees and executives of the Company had the opportunity to earn grants of ADRs representing Series A Ordinary Shares under the NDS 2006 Long-Term Incentive Plan conditioned upon the attainment of pre-determined operating income goals for the fiscal year ending June 30, 2008 (the “Fiscal 2008 Performance-Based Conditional Awards”). To the extent that it is determined that the Company’s actual fiscal 2008 operating income falls within the performance goal range, the employees or executive officers will receive a percentage of their annualized base salary, ranging from 0% to 45% for the vast majority of recipients (the range for some recipients was from 0% to up to 187.5%) in time-vested ADRs representing Series A Ordinary Shares. If it is determined that ADRs representing Series A ordinary shares are to be issued in respect of the Fiscal 2008 Performance-Based Conditional Awards, the first 25% of such ADRs will vest on August 15, 2008, with the remaining balance vesting in three equal annual installments over the next three years, subject to the individual’s continued employment with the Company. The grant date fair value of the awards was $55.91 per share.

As of March 31, 2008, the total compensation cost related to non-vested equity-based awards not yet recognized was approximately $46.2 million and the period over which it is expected to be recognized is 3.5 years. The Board may grant additional equity-based compensation, which would result in additional operating expenses being recorded in future periods.

Note 10. Supplementary cash flow information

	For the nine months ended March 31,
(in thousands)	2008	2007

Cash receipts and payments:
Cash payments for capital expenditure	$(11,000)	$(16,357)
Proceeds from sale of property, plant and equipment	343	166
Interest received in cash	22,297	19,847
Cash payments for income taxes	(38,548)	(36,121)
Gross purchases of short-term investments	─	(203,387)
Gross sales of short-term investments	─	387,788
Cash paid in respect of deferred consideration for acquisitions	(116)	(1,957)

Supplemental information on businesses acquired(1):
Fair value of assets acquired(2)	$13,763	$105,334
Less: cash acquired	(24)	(13,577)
Less: liabilities assumed(2)	(2,490)	(11,042)
Consideration payable and recognized in the consolidated balance sheets	(899)	─
Net cash paid in respect of acquisitions	$10,350	$80,715

(1)
In the nine-month period ended March 31, 2008, the Company acquired CastUp Inc., a provider of solutions for the hosting, management and distribution of video over the Internet, for initial cash consideration and costs of $10.4 million. A further payment of approximately $0.9 million is expected to be paid once the value of the working capital balances at the time of acquisition is agreed upon by the parties. In the nine-month period ended March 31, 2007, the Company acquired Jungo Limited and Interactive Television Entertainment ApS for cash consideration and costs of $77.5 million, net of cash acquired, and $3.2 million, respectively.

(2)	Based on preliminary allocation of purchase price.

Note 11. Pension expense

The elements of expense related to the defined benefit pension scheme that the Company operates are as follows:

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands)	2008	2007	2008	2007

Service cost	$57	$53	$174	$155
Interest cost	327	317	1,001	931
Expected return on plan assets	(309)	(261)	(946)	(768)
Amortization of unrecognized net loss	105	153	320	449
	$180	$262	$549	$767

The Company made discretionary contributions of $1.0 million to the Company’s defined benefit pension scheme in each of the nine-month periods ended March 31, 2008 and 2007.

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

•
Results of operations— This section provides an analysis of our results of operations for the three- and nine-month periods ended March 31, 2008 and 2007. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•
Liquidity and capital resources— This section provides an analysis of our cash flows for the nine-month periods ended March 31, 2008 and 2007. It includes a discussion of the financial capacity available to fund our future commitments and obligations, as well as a discussion of other financing arrangements.

Overview of our Business

We supply open end-to-end digital technology and services to digital pay-television platform operators, and content providers. Our technologies include conditional access and microprocessor security, broadcast and broadband stream management, set-top box and residential gateway middleware, electronic program guides (“EPGs”), digital video recording (“DVR”) technologies and interactive infrastructure and applications. Middleware and DVR technologies are deployed on third-party hardware devices, such as set-top boxes, residential gateway devices and PCs; we refer to these deployments as middleware clients and DVR clients, respectively. We provide technologies and services supporting standard definition and high definition television and a variety of industry, Internet and Internet protocol (“IP”) standards, as well as technology for mobile devices. Our software systems, consultancy and systems integration services are focused on providing platform operators and content providers with technology to help them profit from the secure distribution of digital information and entertainment to consumer devices that incorporate various technologies supplied by us.

Our main customers are the digital pay-television platform operators that utilize a broadcast and/or a broadband infrastructure to deliver video and data to multiple subscribers. In addition, we may sell interactive applications to content providers, who do not usually operate a pay-TV platform, but instead provide content for transmission over a platform operator’s network. The applications we sell to content providers make use of the functions and capabilities of the broadcast infrastructure.

We work with suppliers of other components of a broadcast and broadband platform, such as broadcast equipment, network equipment, set-top box and residential gateway manufacturers. We integrate our technologies with the products manufactured by these suppliers to provide a platform operator with the required functionality. A particular platform operator may purchase some components of their platform from our competitors.

Our customers consist of a limited number of large digital pay-television platform operators that are introducing, marketing and promoting products and services that utilize our technology. Our three largest customers are DIRECTV in the United States, BSkyB in the United Kingdom and SKY Italia in Italy. Together, these three customers contributed, directly and indirectly, approximately 62% of our revenue during the nine-month period ended March 31, 2008. We expect that a limited number of customers will continue to contribute a significant portion of our revenue. During the nine-month period ended March 31, 2008, we extended our contracts to supply conditional access services to DIRECTV and its Latin American subsidiaries through June 30, 2013.

We compete primarily with technologies such as NagraVision (developed by Kudelski SA), DigiCipher (developed by Motorola, Inc.), Power Key (developed by Scientific-Atlanta, Inc.), OpenTV (developed by OpenTV Corp., a company controlled by Kudelski SA) and Microsoft Mediaroom (developed by Microsoft Corporation) both to attract new customers and to retain our existing customers. In addition, some of the companies that currently operate in the set-top box and/or software business, but that have not historically been active competitors of ours, may, through acquisitions or the development of their own resources, seek to enter and obtain significant market share in our current or planned business areas.

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

We derive revenue primarily from:

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

We distinguish between revenue from “established technologies” and revenue from “new technologies.” We categorize as revenue from established technologies our revenue from conditional access, middleware and EPG technologies and fees from the customization and integration of those technologies into head-end systems and set-top boxes, together with associated support. Revenue from these technologies is allocated between the three different revenue streams identified above. We aggregate under our separate new technologies revenue stream all revenue that we derive from DVR technologies, advanced middleware technologies, technologies involving broadband and video content over broadband (“IPTV”), interactive infrastructure and applications, mobile TV and games and gaming. As our business develops, we will consider whether these groupings of revenue remain appropriate.

Costs and Expenses

Our costs and expenses consist of physical and processing costs of smart cards; personnel, travel and facilities costs; royalties paid for the right to use and sub-license certain intellectual property rights owned by third parties; legal costs; and the amortization of intangible assets, such as intellectual property rights that we have acquired for incorporation within our technologies.

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

Personnel, travel and facilities costs are allocated into four categories: operations, research and development, sales and marketing, and general and administration. We have employees and facilities in the United Kingdom, the United States, Israel, India, France, Denmark, Hong Kong, South Korea, China and Australia.

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

Sales and marketing costs mainly consist of personnel and related costs, including an allocation of facilities costs of our sales and marketing employees in the United Kingdom, Europe, the Middle East, the United States and the Asia-Pacific region. Marketing costs also include advertising, exhibitions, marketing communications and demonstration activities.

General and administration costs consist primarily of personnel, facilities and legal and administration costs.

Operating expenses include gains and losses recognized on cash holdings as a result of changes in foreign exchange rates.

Results of Operations

Commentary on the three- and nine-month periods ended March 31, 2008 versus the three- and nine-month periods ended March 31, 2007

Revenue

Revenue for the periods under review was as follows:

	For the three months ended March 31,
(in thousands)	2008	2007	Change	% Change

Conditional access	$123,510	$101,655	$21,855	21%
Integration, development & support	14,134	7,338	6,796	93%
License fees & royalties	30,675	27,122	3,553	13%
New technologies	43,781	40,953	2,828	7%
Other	1,201	1,323	(122)	(9)%
Total revenue	$213,301	$178,391	$34,910	20%

	For the nine months ended March 31,
(in thousands)	2008	2007	Change	% Change

Conditional access	$364,504	$292,686	$71,818	25%
Integration, development & support	37,887	38,433	(546)	(1)%
License fees & royalties	88,680	74,922	13,758	18%
New technologies	137,621	97,374	40,247	41%
Other	4,433	4,200	233	6%
Total revenue	$633,125	$507,615	$125,510	25%

Revenue comparisons for the fiscal 2008 periods to the fiscal 2007 periods were affected by the relative weakness of the U.S. dollar over the periods. Approximately 38% and 46% of our revenue was denominated in currencies other than the U.S. dollar, principally pounds sterling and euros, during the three- and nine-month periods ended March 31, 2008, respectively. We estimate that the weaker U.S. dollar favorably impacted our total revenue for the nine-month period ended March 31, 2008 by approximately $21 million, or 3%, compared to what would have been achieved had foreign exchange rates been consistent with those prevailing during the nine-month period ended March 31, 2007. Similarly, for the three-month period ended March 31, 2008, we estimate that the weaker U.S. dollar favorably impacted revenue by approximately $5 million, or 2%.

Revenue from conditional access increased by 21% and 25% during the three- and nine-month periods ended March 31, 2008, respectively, as compared to the three- and nine-month periods ended March 31, 2007. The increases were principally due to recognition of a portion of security services revenue previously deferred as certain remaining revenue recognition criteria were satisfied during the three- and nine-month periods ended March 31, 2008. Additionally, conditional access revenue rose due to increased security fees arising from the growth of the subscriber base of our customers, as well as an increase in customers and a higher volume of smart cards delivered to customers.

Authorized smart card activity in each period was as follows:

	For the three months ended March 31,		For the nine months ended March 31,
(in millions)	2008	2007	2008	2007

Number of authorized cards, beginning of period	82.7	69.9	75.4	65.0
Net additions	4.2	3.0	11.5	7.9
Number of authorized cards, end of period	86.9	72.9	86.9	72.9

The quantity of smart cards delivered in each period was as follows:

	For the three months ended March 31,		For the nine months ended March 31,
(in millions)	2008	2007	2008	2007

Number of smart cards delivered for which revenue has been recognized	8.8	6.3	24.0	19.4
Number of smart cards delivered for which no revenue has been recognized	1.8	0.1	2.9	0.2
Total number of smart cards delivered	10.6	6.4	26.9	19.6

The increase in the number of smart cards delivered in the three- and nine-month periods ended March 31, 2008 as compared to the corresponding periods of the prior fiscal year principally reflects higher deliveries to existing customers and to new customers. The volume of smart cards supplied exceeded the increase in authorized smart cards in use due to a mixture of churn and the build-up of inventory by platform operators.

During the three- and nine-month periods ended March 31, 2008 we delivered significant quantities of smart cards to customers for which we have not recognized any revenue. These deliveries relate to new customers, primarily in Europe and Asia-Pacific, where our contractual arrangements include elements that were undelivered as of the balance sheet date and for which we do not have vendor-specific objective evidence of fair value. In accordance with our accounting policies, we are precluded from recognizing any revenue under such arrangements until all elements have been delivered, or until have vendor-specific objective evidence of the fair value of any undelivered elements. We expect to begin recognizing revenue from these contracts within 12 months. The cost of smart cards delivered for which no revenue has been recognized is included as a separate element of inventory in our consolidated balance sheets.

Integration, development and support revenue increased by 93% in the three-month period ended March 31, 2008 and decreased by 1% in the nine-month period ended March 31, 2008 as compared to the three- and nine-month periods ended March 31, 2007, respectively. The recognition of revenue from new customers and from the delivery of enhancements to several of our major customers is dependent on the timing of satisfaction of all revenue recognition criteria; therefore, this component of revenue may fluctuate from period to period. The increase in integration, development and support in the three-month period ended March 31, 2008 was primarily due to revenue recognition from the acceptance of a series of enhancements delivered to existing customers. The decline in integration, development and support revenue during the nine-month period ended March 31, 2008 was a consequence of the recognition and delivery in the prior year nine-month period of conditional access, EPG and middleware technologies to TataSky, which commenced broadcasting in India in the first quarter of fiscal 2006.

License fee and royalty revenue increased by 13% and 18% in the three- and nine-month periods ended March 31, 2008, respectively, as compared to the three- and nine-month periods ended March 31, 2007, principally resulting from higher conditional access and EPG royalties due to a higher number of set-top boxes deployed. Middleware royalties are driven by the number of middleware clients deployed. The table below sets forth the number of middleware clients deployed by our customers during each period:

	For the three months ended March 31,			For the nine months ended March 31,
(in millions)	2008	2007		2008	2007

Number of middleware clients deployed, beginning of period	76.4	52.2	(1)	61.8	41.6
Acquisitions	—	—		—	2.0	(1)
Additions	6.7	5.1		21.3	13.7
Number of middleware clients deployed, end of period	83.1	57.3		83.1	57.3

(1)	Includes 2.0 million OpenRGTM residential gateway middleware devices developed and deployed by Jungo that were recognized at the time of the acquisition of Jungo on December 31, 2006.

The increase in revenue from new technologies of 7% and 41% in the three- and nine-month periods ended March 31, 2008, respectively, compared to the three- and nine-month periods ended March 31, 2007, was principally due to higher revenue from our advanced middleware, IPTV, gaming applications and residential gateway devices. Revenue from our DVR technologies and advanced middleware is driven by the number of DVR clients deployed and the level of integration and development revenue recognized. The table below sets forth the cumulative number of DVR clients deployed during each period:

	For the three months ended March 31,		For the nine months ended March 31,
(in millions)	2008	2007	2008	2007

Number of DVR clients deployed, beginning of period	10.4	5.3	7.3	3.5
Additions	1.7	1.1	4.8	2.9
Number of DVR clients deployed, end of period	12.1	6.4	12.1	6.4

Cost of Goods and Services Sold and Gross Margin

Cost of goods and services sold and gross margin for the periods under review were as follows:

	For the three months ended March 31,
(in thousands)	2008	2007	Change	% Change

Cost of goods and services sold	$86,817	$70,573	$16,244	23%

Gross margin	$126,484	$107,818	$18,666	17%
Gross margin as a percentage of revenue	59%	60%	(1)%	**

** Not meaningful.

	For the nine months ended March 31,
(in thousands)	2008	2007	Change	% Change

Cost of goods and services sold	$236,759	$193,926	$42,833	22%

Gross margin	$396,366	$313,689	$82,677	26%
Gross margin as a percentage of revenue	63%	62%	1%	**

** Not meaningful.

Cost of goods and services sold increased by 23% and 22% during the three- and nine-month periods ended March 31, 2008, respectively, as compared to the three- and nine-month periods ended March 31, 2007, principally due to an increase in the number of our employees working on development, integration and support activities, as well as increased royalties paid to third parties for the use of their technologies and higher deliveries of smart cards during the periods. The increases were partially offset by lower smart card unit costs.

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

Gross margin as a percentage of revenue was 63% for the nine-month period ended March 31, 2008 as compared to 62% for the corresponding period of the prior fiscal year. For the three-month period ended March 31, 2008, gross margin as a percentage of revenue was 59% as compared to 60% for the corresponding period of the prior fiscal year. The effect of an increase in the total amount of employee costs allocated to cost of goods and services sold offset the revenue growth and in particular the impact of those elements of higher conditional access revenue and royalty revenue which had no associated direct costs.

Operating Expenses

Operating expenses for the periods under review were as follows:

	For the three months ended March 31,
(in thousands)	2008	2007	Change	% Change

Research & development	$46,695	$45,638	$1,057	2%
Sales & marketing	12,714	10,912	1,802	17%
General & administration	20,440	12,284	8,156	66%
Amortization of intangibles	3,331	3,202	129	4%
Total operating expenses	$83,180	$72,036	$11,144	15%

	For the nine months ended March 31,
(in thousands)	2008	2007	Change	% Change

Research & development	$145,746	$123,613	$22,133	18%
Sales & marketing	36,376	28,203	8,173	29%
General & administration	53,198	35,972	17,226	48%
Amortization of intangibles	9,946	8,129	1,817	22%
Total operating expenses	$245,266	$195,917	$49,349	25%

Expense comparisons of the fiscal 2008 periods to the fiscal 2007 periods were affected by the relative weakness of the U.S. dollar over the periods. Approximately 72% of our total expenses were denominated in currencies other than the U.S. dollar, principally pounds sterling, Israeli shekels, euros and Indian rupees, during the three- and nine-month periods ended March 31, 2008. We estimate that the weaker U.S. dollar increased our total expenses in the nine-month period ended March 31, 2008 by approximately $23 million, or 5%, compared to what would have been achieved had foreign exchange rates been consistent with those prevailing during the nine-month period ended March 31, 2007. Similarly, for the three-month period ended March 31, 2008, we estimate that the weaker U.S. dollar adversely impacted expenses by approximately $9 million, or 5%. The increase in operating expenses was offset in part by foreign exchange gains of $8.4 million and $16.5 million recognized during the three- and nine-month periods ended March 31, 2008, respectively, in the consolidated statement of operations as a result of holding cash in currencies other than the U.S. dollar. These amounts compare to $0.6 million and $1.5 million, respectively, in the corresponding periods of the previous fiscal year.

Our main operating expenses are employee costs (including the cost of equity-based awards), facilities costs, depreciation, travel costs and legal expenses. Our main operating expenses have increased primarily due to a higher number of employees, facilities expenses and legal costs. Employee costs were approximately 28% higher in U.S. dollar terms during both the three- and nine-month periods ended March 31, 2008 as compared to the corresponding periods of the prior fiscal year.

Our employee numbers (which include contractors) have increased over the period under review, as follows:

	For the three months ended March 31,		For the nine months ended March 31,
	2008	2007	2008	2007

Number of employees, beginning of period	3,820	3,212	3,572	2,989
Net additions	66	248	314	471	(1)
Number of employees, end of period	3,886	3,460	3,886	3,460
Average number of employees during period	3,857	3,372	3,731	3,194

(1)	Includes 136 employees of Jungo, which was acquired on December 31, 2006.

Research and development costs increased by 2% and 18% for the three- and nine-month periods ended March 31, 2008, respectively, as compared to the three- and nine-month periods ended March 31, 2007, principally as a result of a higher number of employees working on an increased number of projects. The increase in the employee costs in the nine-month period ended March 31, 2008 was partially offset by a $6.7 million grant from the French government as a consequence of our being engaged in certain eligible research projects. In the nine-month period ended March 31, 2007 we received a similar grant of $5.5 million.

Sales and marketing expenses increased by 17% and 29% in the three- and nine-month periods ended March 31, 2008, respectively, as compared to the three- and nine-month periods ended March 31, 2007, principally as a result of higher employee headcount and travel costs, increased attendance at trade shows and a higher level of corporate communications activities.

During the three- and nine-month periods ended March 31, 2008, general and administrative expenses increased by 66% and 48%, respectively, as compared to the corresponding periods of the previous fiscal year, principally due to increased legal expenses, as well as equity compensation costs and facilities and infrastructure costs.

Amortization of finite-lived intangible assets increased by 22% in the nine-month period ended March 31, 2008, as compared to the nine-month period ended March 31, 2007, principally due to the acquisition of Jungo in December 2006. The increase in amortization of 4% in the three-month period ended March 31, 2008, as compared to the corresponding period of the previous fiscal year, was primarily the result of foreign exchange rate movements.

Operating Income and Other Items

As a result of the factors outlined above, and, in particular, the increase in conditional access and new technologies revenue and the impact of foreign currency exchange rate movements, operating income was $43.3 million, or 20% of revenue, for the three-month period ended March 31, 2008, compared to $35.8 million, or 20% of revenue, for the three-month period ended March 31, 2007. Operating income was $151.1 million, or 24% of revenue, for the nine-month period ended March 31, 2008, compared to $117.8 million, or 23% of revenue, for the nine-month period ended March 31, 2007.

The principal foreign currency exchange rates that affect our consolidated results of operations and balance sheets are:

	Average exchange rate for the nine months ended		Period end exchange rate as of
	March 31, 2008	March 31, 2007	March 31, 2008	June 30, 2007

U.K. pound sterling / U.S. dollar	2.014	1.914	1.989	2.006
Euro / U.S. dollar	1.438	1.291	1.576	1.352
Israeli shekel / U.S. dollar	0.255	0.239	0.284	0.235
Indian rupee / U.S. dollar	0.025	0.022	0.025	0.025

We estimate that the weaker U.S. dollar increased our operating income in the three- and nine-month periods ended March 31, 2008 by approximately $4 million and $15 million, respectively, compared to what would have been achieved had foreign exchange rates been consistent with those prevailing during the three- and nine-month periods ended March 31, 2007.

Interest income earned on cash deposits was $6.5 million and $21.5 million in the three- and nine-month periods ended March 31, 2008, respectively, as compared to $6.2 million and $18.7 million in the three- and nine-month periods ended March 31, 2007, respectively. These increases were principally due to higher cash balances.

Our effective tax rate was 27% and 29% for the three- and nine-month periods ended March 31, 2008, respectively, compared to 30% and 31% for the three- and nine-month periods ended March 31, 2007, respectively. The decreases in the effective tax rate were due to higher benefits from research and development incentives and a higher portion of earnings being generated in jurisdictions with lower statutory and effective tax rates. In July 2007, the U.K. government enacted legislation that reduced the standard U.K. corporate tax rate to 28%, effective April 1, 2008. The statutory tax rate on the Company’s U.K. taxable profits will be 29.5% for the fiscal year ending June 30, 2008 and 28% thereafter.

As a consequence of all the factors described above, net income for the three-month period ended March 31, 2008 was $36.3 million, or $0.62 per share ($0.62 per share on a diluted basis), compared to $29.2 million, or $0.51 per share ($0.50 per share on a diluted basis), for the three-month period ended March 31, 2007. Net income for the nine-month period ended March 31, 2008 was $123.0 million, or $2.12 per share ($2.09 per share on a diluted basis), compared to $94.6 million, or $1.66 per share ($1.63 per share on a diluted basis), for the nine-month period ended March 31, 2007.

Liquidity and Capital Resources

Current Financial Condition

Our principal source of liquidity is internally generated funds; however, we also have access to the worldwide capital markets. As of March 31, 2008, we had an unused credit facility to borrow up to £30 million (equivalent to approximately $60 million) from a subsidiary of News Corporation. No amounts have been drawn under this facility.

As of March 31, 2008, we had cash and cash equivalents totaling $696.2 million. Our accumulated cash is being held with the intention of using it for the future development of the business and there are currently no plans to pay any dividends to shareholders. We believe that we have sufficient working capital resources for our present requirements. Our internally generated funds are dependent on the continued profitability of our business.

The principal uses of cash that affect our liquidity position include purchases of smart cards, operational expenditures, capital expenditures, acquisitions and income tax payments.

We continue to invest in technical equipment for use in research and development and to support our customers. We have received payment from customers in advance of delivering the goods or services (deferred income) of approximately $208 million as of March 31, 2008 and we expect to utilize cash to meet our obligations under our arrangements with our customers and in order to recognize revenue deferred. We have evaluated, and expect to continue to evaluate, possible acquisitions and dispositions of certain businesses. Such transactions may be material and may involve cash, our securities and/or the assumption of indebtedness.

Sources and Uses of Cash

We had a net inflow of cash and cash equivalents of $86.0 million in the nine-month period ended March 31, 2008, compared to $195.5 million in the nine-month period ended March 31, 2007. During the nine-month period ended March 31, 2007, short-term investments of $184.4 million matured and we did not reinvest such funds.

Net cash provided by operating activities was as follows:

	For the nine months ended March 31,
(in thousands)	2008	2007

Net cash provided by operating activities	$99,067	$96,758

The increase in net cash provided by operating activities in the nine-month period ended March 31, 2008 as compared to the corresponding period of the prior fiscal year reflects higher receipts from customers and higher interest receipts. These factors were substantially offset by higher payments relating to the purchase of smart cards and higher payroll costs, travel expenses, legal costs and income tax payments.

Net cash (used in) provided by investing activities was as follows:

	For the nine months ended March 31,
(in thousands)	2008	2007

Capital expenditure	$(10,657)	$(16,191)
Business acquisitions, net of cash acquired	(10,350)	(80,715)
Deferred payments in respect of business acquisitions	(116)	(1,957)
Short-term investments, net	─	184,401
Net cash (used in) provided by investing activities	$(21,123)	$85,538

In the nine-month period ended March 31, 2008, we acquired CastUp Inc., a provider of solutions for the hosting, management and distribution of video over the Internet, for initial consideration and costs of $10.4 million. In the nine-month period ended March 31, 2007, we acquired Jungo for cash consideration and costs totaling $77.5 million, net of cash acquired and we also acquired Interactive Television Entertainment ApS for cash consideration and costs of $3.2 million.

Capital expenditure decreased to $10.7 million in the nine-month period ended March 31, 2008 as compared to $16.2 million in the corresponding period of the previous fiscal year, primarily because payments for capital expenditure in the nine-month period ended March 31, 2007 included investments in new facilities.

During the nine-month period ended March 31, 2007, short-term investments (cash deposits with an initial term of more than six months) of $184.4 million matured and we did not reinvest such funds as longer-term deposits because the differential in interest rates between longer- and shorter-term deposits was negligible.

Net cash provided by financing activities was as follows:

	For the nine months ended March 31,
(in thousands)	2008	2007

Issuance of shares	$7,009	$10,238
Excess tax benefits realized on shares issued as a result of equity compensation awards	1,077	2,922
Net cash provided by financing activities	$8,086	$13,160

During the nine-month period ended March 31, 2008, we issued 390,093 of our Series A Ordinary Shares to certain of our employees as a result of the exercise of stock options over Series A Ordinary Shares for cash. This compares to 620,734 Series A Ordinary Shares which we issued in the corresponding period of the previous fiscal year. Certain shares issued as a result of equity compensation awards result in a tax benefit higher than the amounts recorded in the consolidated statement of operations. Such excess tax benefits are shown as a financing cash flow to the extent that they are realized.

Commitments and Contractual Obligations

In connection with our acquisition of Jungo in December 2006, additional consideration of up to $17.0 million was payable in cash if Jungo achieved certain revenue and profitability targets during the year ended December 31, 2007. However, those revenue and profitability targets were not met during the year ended December 31, 2007; therefore, we are not required to pay any additional consideration.

Other than disclosed elsewhere in this Quarterly Report, our commitments have not changed significantly from disclosures included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 filed with the SEC on August 29, 2007.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to changes in foreign exchange rates. We operate in international markets and have an operational presence in several countries. Accordingly, our costs and revenue are primarily denominated in a mixture of U.S. dollars, Israeli shekels, pounds sterling, euros and Indian rupees.

Approximately 38% and 46% of our revenue was denominated in currencies other than the U.S. dollar, principally pounds sterling and euros, during the three- and nine-month periods ended March 31, 2008, respectively. We estimate that the weaker U.S. dollar favorably impacted our total revenue for the nine-month period ended March 31, 2008 by approximately $21 million, or 3%, compared to what would have been achieved had foreign exchange rates been consistent with those prevailing during the nine-month period ended March 31, 2007. For the three-month period ended March 31, 2008, we estimate that the weaker U.S. dollar favorably impacted revenue by approximately $5 million, or 2%.

Approximately 72% of our total expenses were denominated in currencies other than the U.S. dollar, principally pounds sterling, Israeli shekels, euros and Indian rupees, during the three- and nine-month periods ended March 31, 2008. We estimate that the weaker U.S. dollar increased our total expenses in the nine-month period ended March 31, 2008 by approximately $23 million, or 5%, compared to what would have been achieved had foreign exchange rates been consistent with those prevailing during the nine-month period ended March 31, 2007. For the three-month period ended March 31, 2008, we estimate that the weaker U.S. dollar adversely impacted expenses by approximately $9 million, or 5%.

As a result of fluctuations in foreign exchange rates, we experienced net gains on cash holdings of $17.5 million in the nine-month period ended March 31, 2008, of which a gain of approximately $16.5 million was recorded within operating expenses, and a gain of approximately $1.0 million was recorded within other comprehensive income. During the three-month period ended March 31, 2008, we experienced net gains on cash holdings of $11.2 million, of which a gain of approximately $8.5 million was recorded within operating expenses, and a gain of approximately $2.7 million was recorded within other comprehensive income.

We estimate that the weaker U.S. dollar increased our operating income in the three- and nine-month period ended March 31, 2008 by approximately $4 million and $15 million, respectively, compared to what would have been achieved had foreign exchange rates been consistent with those prevailing during the three- and nine-month periods ended March 31, 2007.

As of March 31, 2008, approximately 63% of our cash was held in U.S. dollars, 12% in pounds sterling and 2% in Israeli shekels, with most of the remaining balance held in euros. Our policy is to hold cash in U.S. dollar bank deposits and to hold cash in other currencies to the extent that our cash flow projections indicate that we have need for those other currencies. Where we require other currencies or identify a surplus of non-U.S. dollar cash balances, we may make purchases or sales on the spot market. Historically, we have not entered into free-standing derivative contracts to hedge foreign exchange exposure arising from operating activities. We expect to review this policy from time to time as circumstances change. We had no derivative instruments outstanding as of March 31, 2008. A portion of our cash holdings is held in currencies other than the U.S. dollar in order to limit the impact on changes in exchange rates on our forecast operating income and net income, but, as a consequence, such practice introduces an element of exposure to movements in foreign exchange rates in respect of cash balances.

Our cash holdings are in excess of our immediate operating requirements; therefore, we are exposed to changes in market interest rates on cash deposits. We estimate that a decline in market interest rates available for cash deposits of one percentage point would decrease our annual interest income by approximately $7 million.

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

b) Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s third quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

A significant portion of our revenue is derived from the sale of smart cards to our customers and ongoing fees paid by our customers on a monthly basis based on the number of active subscribers or authorized smart cards. We may also receive royalties based on each set-top box manufactured or deployed that incorporates our technologies. Therefore, a significant portion of our revenue is dependent upon our customers’ subscriber numbers, the growth in subscriber and set-top box numbers, the degree to which set-top boxes are replaced with enhanced models and the number of set-top boxes in each subscriber’s home. If our customers’ subscriber numbers do not continue to increase, we may be unable to generate substantial revenue growth or sustain our current revenue levels and, as a consequence, our business, operating results and financial condition could be materially adversely affected.

Our business could be harmed if the security provided by our conditional access systems and products is compromised.

We face risks relating to the failure of our conditional access systems to protect platform operators and content providers from signal theft. An important component of our conditional access systems is the smart cards we provide for the platform operators’ individual subscribers. Unauthorized viewing and use of content may be accomplished by counterfeiting the smart card or otherwise thwarting the security features of the conditional access system. Any significant increase in the incidence of signal theft could require us to replace a population of a platform operator’s smart cards or take other remedial action. In those cases where we have accepted specific responsibilities for maintaining the security of a platform operator’s conditional access system, significant costs could be imposed on us if a security breach requires us to replace a population of smart cards or take other action to rectify the problem. To the extent that signal theft may result in the cessation of all, or some portion of, the per-subscriber fees paid to us by a broadcaster while the security breach is being remedied or, in the event of termination by the broadcaster of our agreement if the breach is not satisfactorily remedied, the resultant loss of revenue could have a material adverse effect on our business, operating results and financial condition. A significant increase in the level of signal theft, whether or not resulting from a failure of our conditional access systems, could also injure the reputation of our conditional access systems among our customers and potential customers and as a consequence, our business, operating results and financial condition could be materially adversely affected.

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

Our growth has depended historically on large digital satellite broadcasters introducing, marketing and promoting products and services that utilize our technology. We currently derive, and we expect to continue to derive, a significant portion of our revenue from a limited number of large customers. Our three largest customers are DIRECTV, BSkyB and SKY Italia. During the nine-month period ended March 31, 2008, these three customers accounted directly and indirectly for approximately 62% of our total revenue. News Corporation, which holds approximately 72% of our total and issued outstanding share capital, currently owns approximately 39% and 100% of BSkyB and SKY Italia, respectively. News Corporation previously owned a 41% interest in DIRECTV, but divested of its entire interest in February 2008. We have a number of contracts with DIRECTV, its subsidiaries and affiliates, covering the supply of conditional access, middleware and DVR technologies, which expire at various dates through 2013 and which contain various terms covering renewal and termination. We expect to continue to be dependent upon a limited number of customers for a significant portion of our revenue, although the particular customers may vary from period to period. If a large customer purchases significantly less of our products or services, defers or cancels orders, or fails to renew or terminates its relationship with us or renews with us on less favorable terms, our revenue could decline significantly and as a result, our business, operating results and financial condition could be materially adversely affected.

The nature of our business is such that our operating results may fluctuate from period to period.

Our operating results have varied in the past from quarter to quarter and from year to year and are likely to vary from period to period in the future. Historically, our revenue has reflected a small number of relatively large orders for our technology and services, which generally have long sales and order cycles. Additionally, our accounting policies may require us to defer revenue until all elements of an arrangement have been delivered to and accepted by our customers. As a result, we believe that period-to-period comparisons of our operating results may not be a good indication of our future performance. Our actual results may differ from expectations, which could adversely affect the price of our securities.

Changes to current accounting policies or in how such policies are interpreted or applied to our business could have a significant effect on our financial results.

New accounting pronouncements, or a change in how U.S. generally accepted accounting principles are interpreted or applied to our business, could have a significant effect on our financial results. Our accounting policies that recently have been or may in the future be affected by changes in the accounting rules include revenue recognition, accounting for income taxes and accounting for goodwill and other intangible assets.

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

A risk inherent in our international operations is the exposure to fluctuations in currency exchange rates. In the nine-month period ended March 31, 2008, approximately 46% of our revenue and approximately 72% of our total expenses were denominated in currencies other than the U.S. dollar. Additionally, as of March 31, 2008, approximately 37% of our cash balances were denominated in currencies other than the U.S. dollar. As a result, we are exposed to fluctuations in foreign exchange rates that may have a material adverse effect on our business, operating results and financial condition.

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

We are controlled by News Corporation. As of March 31, 2008, News Corporation beneficially owned approximately 72% of our total issued and outstanding share capital. Because News Corporation beneficially owns 100% of our Series B ordinary shares, par value $0.01 per share (“Series B Ordinary Shares”), which have ten votes per share (as opposed to our Series A Ordinary Shares, which have one vote per share), it controls approximately 96% of our voting power. By reason of such ownership, News Corporation is able to control the composition of our entire Board of Directors and to control the votes on all other matters submitted to a vote of our shareholders. Four of our seven current Directors have been appointed by News Corporation, including Dr. Abe Peled, our Chairman and Chief Executive Officer, who from time to time is involved in matters pertaining to News Corporation’s wider business interests.

Businesses in which News Corporation has an interest currently account for, and are expected to continue to account for, a significant portion of our revenue, although the proportion of such revenue has declined following News Corporation’s divestiture of its interest in DIRECTV in February 2008. During the nine-month period ended March 31, 2008, approximately 38% of our total revenues were derived directly from businesses in which News Corporation has a continuing interest. Those businesses include two of our three largest customers. Although we believe the terms of our contracts with such related parties are no less favorable to us than those that we could obtain from unrelated third parties, we cannot assure you that this is the case.

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

Date:  May 1, 2008