Form 10-K
period 2008-06-30
NDS GROUP PLC
filed 2008-08-08
CIK 1098074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K
(Mark One) ☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number: 000-30364 NDS Group plc (Exact name of registrant as specified in its charter)
England and Wales (State or other jurisdiction of incorporation or organization) One Heathrow Boulevard, 286 Bath Road, West Drayton, Middlesex, United Kingdom (Address of principal executive offices)	Not applicable (I.R.S. Employer Identification No.) UB7 0DQ (ZIP Code)
+44 20 8476 8000 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: Securities registered pursuant to Section 12(g) of the Act:	Series A ordinary shares, par value $0.01 per share None.

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
☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the Company’s Series A ordinary shares, par value $0.01 per share, held by non-affiliates of the registrant as of December 31, 2007, which was the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $954,359,714 (based on the closing price on such date as reported on The NASDAQ Stock Market).

As of August 6, 2008, there were outstanding 16,263,570 Series A ordinary shares, par value $0.01 per share, 42,001,000 Series B ordinary shares, par value $0.01 per share and 42,000,002 deferred shares, par value £1 per share.

NDS Group plc

PART I

ITEM 1.	BUSINESS

Background

NDS Group plc is domiciled in the United Kingdom, incorporated in Great Britain and registered in England and Wales. As used in this Annual Report on Form 10-K, references to “NDS”, the “Company”, “we”, “us” or “our” are to NDS Group plc and its subsidiaries. We are engaged in the business of supplying open end-to-end digital technology and services to digital pay-television platform operators and content providers. We have customers throughout the world and we have research and development facilities, customer support operations and administrative offices in the United Kingdom, Israel, France, Denmark, Germany, India, China, Hong Kong, South Korea, Australia and the United States. As of June 30, 2008, we had 3,961 employees. There is a common management structure across the Company, which ensures that our various subsidiary entities operate in a coordinated and complementary manner. We manage our business as a single segment.

We are a majority owned subsidiary of News Corporation, a Delaware corporation (“News Corporation”), which is a diversified entertainment company, and we conduct business transactions with a number of affiliates and subsidiaries of News Corporation.

On June 27, 2008, our Board of Directors (the “Board”) announced the receipt of a proposal from News Corporation and two subsidiaries (the “Permira Newcos”) of funds advised by Permira Advisers LLP (“Permira”) for a transaction that, if consummated, would result in NDS ceasing to be a public company and the Permira Newcos and News Corporation owning approximately 51% and 49% of NDS’s outstanding equity, respectively. The Board appointed a committee of independent directors (the “Independent Committee”) to review the proposed transaction and the Independent Committee appointed its own legal and financial advisers.

On August 5, 2008, we announced that the Independent Committee reached an agreement in principle with News Corporation and the Permira Newcos on a price at which they would acquire all of our issued and outstanding Series A ordinary shares, par value $0.01 per share (“Series A Ordinary Shares”), including those represented by American Depositary Shares (“ADSs”) traded on The NASDAQ Stock Market (“NASDAQ”). The price announced was $63 per share in cash. The transaction is subject to negotiation and execution of final legal documentation. The consummation of the transaction is also conditioned upon the approval of the transaction by holders of our Series A Ordinary Shares, the approval of the High Court of Justice of England and Wales, the receipt of certain regulatory approvals and certain other customary closing conditions. There can be no assurance that the parties will enter into final legal documentation or that any transaction will be consummated.

Our principal executive offices are located at One Heathrow Boulevard, 286 Bath Road, West Drayton, Middlesex, UB7 0DQ, England and our telephone number is +44 20 8476 8000. Our website is www.nds.com. We make available, free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Such documents may also be read by the public at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC.

The Company maintains a 52-53 week fiscal year, ending on the Sunday nearest to June 30 of each year. In this Annual Report on Form 10-K, financial and statistical information is, unless otherwise indicated, stated on the basis of such fiscal year.

NDS, VideoGuard, VideoGuard Mobile, Value@TV, MediaHighway, MediaHighway Core, MediaHighway Advanced, XTV, Synamedia, NDS Metro, OpenBet, OpenRG, Visionik Games, Orbis and Secure Video Processor (SVP) are either trademarks or registered trademarks of NDS in one or more countries worldwide. This Annual Report on Form 10-K also includes trade names and trademarks of companies other than NDS. For the convenience of the reader, our customers sometimes are referred to by their common trading names and not the names of the specific legal entities with which we contract or the legal name of the parent entity of such party.

Special Note Regarding Forward-Looking Statements

This document and the documents incorporated by reference into this Annual Report on Form 10-K, including “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain statements that constitute “forward-looking statements” within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of the Company, our directors or executive officers with respect to, among other things, trends affecting our financial condition or results of operations. The readers of this document are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks, uncertainties and other factors is set forth below in Item 1A: “Risk Factors.” We do not ordinarily make projections of our future operating results and undertake no obligation (and expressly disclaim any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by us with the SEC. This section should be read in conjunction with our consolidated financial statements and related notes set forth elsewhere in this Annual Report on Form 10-K.

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

We consider that we operate as a single segment and our business is managed as such. We have no separate divisions or profit centers. We assess the financial performance of our business by reviewing specific revenue streams in the aggregate and by customer. We assess our costs by considering individual cost centers and their aggregation into general cost categories. An analysis and discussion of our various revenue streams and cost categories is provided in Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” An analysis and discussion of our profits and losses and our total assets is provided in Item 8: “Financial Statements and Supplementary Data.” A geographic analysis of the sources of our revenues for each of the last three fiscal years is given in Note 16 to our consolidated financial statements, as is information about the location of our long-lived assets.

Our business has grown by a combination of new customer contracts and, to a lesser extent, by acquisitions. Our customer contracts typically have terms of several years and are frequently structured such that our revenues are related to the success of our customers in attracting and retaining subscribers and the use made of our software and services by our customers and their subscribers.

Customers

Our main customers are the digital pay-television platform operators that utilize a broadcast and/or broadband distribution infrastructure to deliver video and data to multiple subscribers. A broadcast distribution infrastructure consists of three main elements:

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

Recently, certain of our customers have begun recycling set-top boxes and smart cards when a subscriber terminates its subscription by re-issuing the set-top box and smart card to a new subscriber. Such activity by our customers reduces demand for new smart cards and also reduces our incremental set-top box royalties. Should this activity become more widespread, it could materially adversely affect our revenues.

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

We work with suppliers of other components of a broadcast and broadband platform, such as broadcast equipment, network equipment, set-top box, and residential gateway device manufacturers. We integrate our technologies with the products manufactured by these suppliers to provide a platform operator with the required functionality. A particular platform operator may purchase some components from our competitors.

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

During the fiscal year ended June 30, 2008, three customers each accounted directly and indirectly for more than 10% of our revenues. These customers and the percentage of our fiscal 2008 revenues that they contributed were: The DIRECTV Group, Inc. (“DIRECTV”) in the United States (26.5%); British Sky Broadcasting Group plc (“BSkyB”) in the United Kingdom and Ireland (20.9%); and Sky Italia S.r.l. (“SKY Italia”) in Italy (10.8%). BSkyB and SKY Italia, as well as some other customers of ours, are businesses in which News Corporation has an interest. Information about our business transactions with related parties is provided in Note 11 to our consolidated financial statements.

Competition

We compete primarily with technologies such as NagraVision (developed by Kudelski SA), DigiCipher (developed by Motorola, Inc.), Power Key (developed by Scientific-Atlanta, Inc.), OpenTV (developed by OpenTV Corp.) and Microsoft Mediaroom (developed by Microsoft Corporation) both to attract new customers and to retain our existing customers. In addition, some of the companies that currently operate in the set-top box and/or software business, but which have not historically been active competitors of ours, may, through acquisitions or the development of their own resources, seek to enter and obtain significant market share in our current or planned business areas.

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

Technologies and Services

We offer technologies and services in the following main areas:

•	conditional access systems and services;

•	middleware;

•	DVR technologies;

•	broadband and IPTV;

•	interactive television infrastructure and applications; and

•	design, integration and support services.

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

Conditional Access Systems and Services

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

Our conditional access systems are marketed under the name “VideoGuard.” Our VideoGuard family of systems is compatible with all internationally accepted digital television transmission standards. VideoGuard conditional access systems include:

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

All of our smart cards are tested, programmed and dispatched from one of our two facilities, which are located in the United Kingdom and in the United States, and together are capable of embedding computer chips in up to 60 million smart cards per year. During the fiscal year ended June 30, 2008, we distributed 37.3 million smart cards.

We maintain a proactive security policy by use of in-house security designs, careful selection of a variety of chip platforms for deployment by customers and by implementing, when necessary, electronic over-the-air countermeasures altering authorized smart cards in a manner which then renders counterfeit smart cards obsolete. We may also provide our customers with a new generation of smart cards from time to time, which enable new features and up-to-date technology to be introduced. Certain of our customers may proactively replace all their smart cards with the new generation of smart cards (“changeover cards”). Our smart cards are customized to meet each of our customers’ requirements. The security of our smart cards has not been compromised in recent years. Accordingly, certain customers have delayed or restricted plans to complete card changeovers. This change in approach has been reflected in recently amended contract terms with certain of our customers and we expect this to result in lower conditional access revenues in future years.

As of June 30, 2008, 90.3 million set-top boxes with VideoGuard conditional access technology were in use, an increase of 14.9 million since June 30, 2007. Our largest conditional access customers and their region of operation include DIRECTV (United States), BSkyB (United Kingdom), SKY Italia (Italy), DIRECTV PanAmericana (Latin America), Sky Mexico (Mexico), Sky Brasil (Brazil), FOXTEL (Australia), SkyLife (South Korea), TataSky (India), YES (Israel), HOT (Israel), Cablevision (U.S.), Shenzhen Media Group (China), Chonqing Cable (China), and Viasat (Scandinavia).

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

•
MediaHighway Advanced – a multi-tasking middleware solution that runs on fully featured set-top boxes. The architecture and features of MediaHighway Advanced support complex systems such as home networking with broadband access. MediaHighway Advanced complies with the major television and Internet open standards, including DVB-MHP, HTML 4.0, OCAP and JavaScript; and

Jungo, our wholly owned subsidiary, is an Israeli-based developer and supplier of software for residential gateway devices under the product name OpenRG. Our ownership of Jungo allows us to provide the underlying software for both the residential gateway device, as well as the set-top box, and allows us to develop integrated solutions for enhanced IPTV and broadband services. In addition, we expect that the collaboration between these two devices in the home network will allow platform operators to introduce new services, such as enabling the set-top box to access music, video and pictures stored on personal computers in the home network, archiving of digital content stored on a DVR and video conferencing via VoIP.

Approximately 30.7 million middleware clients, which include both MediaHighway middleware solutions and OpenRG residential gateway devices, were deployed during the fiscal year ended June 30, 2008, bringing the cumulative total number of middleware clients deployed as of June 30, 2008 to 92.5 million. Our largest middleware customers and their regions of operation include: DIRECTV (United States); Canal Satellite (France); Digital Plus (Spain); Canal Digital (Scandinavia); Sky Mexico (Mexico); Sky Brasil (Brazil); DIRECTV Latin America (Latin America); Premiere (Germany); Astro/Measat (Malaysia); TataSky (India); and YES (Israel). We are working on projects for deployment of our middleware and residential gateway devices to other customers in fiscal 2009.

DVR Technologies

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

XTV uses “meta-data” (data about data) embedded in the broadcast stream to provide services and functionality that are not readily available in other products that focus only on managing the hard disk that is integrated in the set-top box or digital television. We do not manufacture or market the set-top box which forms the basis of the DVR, but we license our technology to platform operators and consumer electronics manufacturers who supply the markets in which our platform operator customers operate.

Our XTV technology is being deployed by the following customers: DIRECTV (United States), BSkyB (United Kingdom), FOXTEL (Australia), Sky Brasil (Brazil), Sky Mexico (Mexico). SKY Television (New Zealand), SKY Italia (Italy), Viasat (Scandinavia), DIRECTV Latin America (Latin America), YES (Israel) and HOT (Israel). We are working on projects for deployment of our XTV technologies to other customers in fiscal 2009.

We also have a DVR technology that is an extension of our MediaHighway middleware but which is sold independently of our conditional access technologies. This technology is used by Canal Satellite in France and Sogecable in Spain.

As of June 30, 2008, we estimate that a cumulative 13.1 million DVR clients have been deployed, an increase of 5.8 million since June 30, 2007.

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

In August 2007, we acquired CastUp, Inc. (“CastUp”), an Israeli provider for the hosting, management and distribution of video over the Internet. We believe that the acquisition of CastUp will provide us with substantial know-how and experience in online video delivery and will afford us access to technologies that will help our current pay-TV customers expand their broadband video distribution services as well as potentially attracting new customers. We believe that CastUp’s rich media technology will also help us to develop new enhanced services and applications for broadband enabled set-top boxes.

Among our broadband and IPTV customers are Sebia Broadband (Serbia), CYTA (Cyprus), Sistema (Russia), Viasat (Scandinavia), RomTelecom (Romania), Korea Telecom (Korea), Telekom Austria (Austria) and SES-Americom (United States). Some of these systems are being trialed and there is no assurance that they will be widely deployed.

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

OpenBet is used by many of the major bookmakers in the United Kingdom and some companies in the Asia-Pacific region. OpenBet is also used by several bookmakers and gaming companies that operate specialist channels or applications on the BSkyB platform. We do not sell OpenBet to companies that to our knowledge offer bookmaking and gaming operations in the United States or accept bets from the United States, and only sell OpenBet to companies that operate in tightly regulated markets. We include in each of our licensing arrangements appropriate measures and undertakings to protect against bets being accepted from persons in the United States or any other jurisdiction where such activities are or may be prohibited by law. This policy limits the potential market for OpenBet.

Design, Integration and Support Services

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

We actively consider how to best protect our technology, which may include patents. We then analyze the particular technology and consider a number of criteria, including the business case and feasibility, in determining whether to apply for a patent for the technology. If we deem it appropriate, we proceed with the patent application process. In addition, we implement policies and procedures to safeguard our intellectual property. We continually review our patent decisions, as well as our security policies and procedures, in order to ensure that our intellectual property is protected appropriately. As of June 30, 2008, we had 309 patents issued and 444 patent applications pending throughout the world.

Research and Development

Our total expenditure on research and development in the three fiscal years ended June 30, 2008, 2007 and 2006 was $198.9 million, $174.4 million, and $145.5 million, respectively. This includes the cost of research into new technologies that may be of future benefit to us and our customers and the cost of developing prototype applications for demonstration to customers and potential customers.

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

Our Secure Video Processor (“SVP”) technology addresses this issue by providing a rights management standard scheme using hardware based security such that content may be transferred to an authorized device which has an SVP chip in it. The SVP chip is created by incorporating SVP technologies into an existing video processor chip which can then be integrated into a consumer electronics device, such as a digital television, set-top box, personal video recorder, DVD or MP3 player, mobile phone and other portable or storage devices. An SVP-enabled chip controls both the content and the license to use that content.

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

Order Backlog

Our customer contracts are typically long-term arrangements for the supply of smart cards, security and other services, initial systems, subsequent system enhancements and other aspects of our technologies. Therefore, we do not consider it material to an understanding of our business to quantify order backlog.

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

Certain of our security maintenance contracts include an obligation for us to provide additional smart cards in the future. Revenue received but deferred in respect of this security maintenance obligation amounted to $135.2 million as of June 30, 2008. We will make inventory purchases in future periods in order to satisfy our smart card supply obligations in respect of these cards. As of June 30, 2008 we had received other payments in advance of meeting other customer contract obligations of approximately $72.2 million.

ITEM 1A.	RISK FACTORS

Prospective investors should consider carefully the risk factors set out below before making an investment in our securities.

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

Our operating results and growth could decline if our customers’ subscriber bases do not continue to increase or if our customers otherwise purchase fewer smart cards or purchase smart cards on less favorable terms to us.

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

Recently, certain of our customers have begun recycling set-top boxes and smart cards when a subscriber terminates its subscription by re-issuing the set-top box and smart card to a new subscriber. Such activity by our customers reduces demand for new smart cards and also reduces our incremental set-top box royalties. Should this activity become more widespread, it could materially adversely affect our revenues. In addition, the security of our smart cards has not been compromised in recent years. Accordingly, certain customers have delayed or restricted plans to complete card changeovers. This change in approach has been reflected in recently amended contract terms with certain of our customers and we expect this to result in lower conditional access revenues in future years.

Our business could be harmed if the security provided by our conditional access systems and products is compromised.

We face risks relating to the failure of our conditional access systems to protect platform operators and content providers from signal theft. An important component of our conditional access systems is the smart cards we provide for the platform operators’ individual subscribers. Unauthorized viewing and use of content may be accomplished by counterfeiting the smart card or otherwise thwarting the security features of the conditional access system. Any significant increase in the incidence of signal theft could require us to replace a population of a platform operator’s smart cards or take other remedial action. In those cases where we have accepted specific responsibilities for maintaining the security of a platform operator’s conditional access system, significant costs could be imposed on us if a security breach requires us to replace a population of smart cards or take other action to rectify the problem. To the extent that signal theft may result in the cessation of all, or some portion of, the per-subscriber fees paid to us by a broadcaster while the security breach is being remedied or, in the event of termination by the broadcaster of our agreement if the breach is not satisfactorily remedied, the resultant loss of revenue could have a material adverse effect on our business, operating results and financial condition. A significant increase in the level of signal theft, whether or not resulting from a failure of our conditional access systems, could also injure the reputation of our conditional access systems among our customers and potential customers and, as a consequence, our business, operating results and financial condition could be materially adversely affected.

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

Our growth has depended historically on large digital satellite broadcasters introducing, marketing and promoting products and services that utilize our technology. We currently derive, and we expect to continue to derive, a significant portion of our revenue from a limited number of large customers. Our three largest customers are BSkyB, DIRECTV and SKY Italia. During the fiscal year ended June 30, 2008, these three customers accounted directly and indirectly for approximately 58.2% of our total revenue. News Corporation, which holds approximately 72% of our total and issued outstanding share capital, currently owns approximately 39% and 100% of BSkyB and SKY Italia, respectively. News Corporation previously owned a 41% interest in DIRECTV, but divested of its entire interest in February 2008. We have a number of contracts with DIRECTV, its subsidiaries and affiliates, covering the supply of conditional access, middleware and DVR technologies, which expire at various dates through 2013 and which contain various terms covering renewal and termination. We expect to continue to be dependent upon a limited number of customers for a significant portion of our revenue, although the particular customers may vary from period to period. If a large customer purchases significantly less of our products or services, defers or cancels orders, or fails to renew or terminates its relationship with us or renews with us on less favorable terms, our revenue could decline significantly and as a result, our business, operating results and financial condition could be materially adversely affected.

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

New accounting pronouncements or a change in how U.S. generally accepted accounting principles (“GAAP”) are interpreted or applied to our business could have a significant effect on our financial results. Our accounting policies that recently have been or may in the future be affected by changes in the accounting rules include revenue recognition, accounting for income taxes and accounting for goodwill and other intangible assets.

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

A risk inherent in our international operations is the exposure to fluctuations in currency exchange rates. In the fiscal year ended June 30, 2008, approximately 46% of our revenues and approximately 75% of our total expenses were denominated in currencies other than the U.S. dollar. Additionally, as of June 30, 2008, approximately 38% of our cash balances were denominated in currencies other than the U.S. dollar. As a result, we are exposed to fluctuations in foreign exchange rates that may have a material adverse effect on our business, operating results and financial condition.

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

We are controlled by News Corporation. As of June 30, 2008, News Corporation beneficially owned approximately 72.1% of our total issued and outstanding share capital. Because News Corporation beneficially owns 100% of our Series B ordinary shares, par value $0.01 per share (“Series B Ordinary Shares”), which have ten votes per share (as opposed to our Series A Ordinary Shares, which have one vote per share), it controls approximately 96.3% of our voting power. By reason of such ownership, unless it is excluded or recuses itself from the vote, News Corporation is able to control the composition of our entire Board of Directors, to influence our decisions to take or refrain from taking certain actions and to control the votes on matters submitted to a vote of our shareholders. Four of our seven current Directors have been appointed by News Corporation, including Dr. Abe Peled, our Chairman and Chief Executive Officer, who from time to time advises News Corporation with respect to various technology matters.

Businesses in which News Corporation has an interest currently account for, and are expected to continue to account for, a significant portion of our revenue, although the proportion of such revenue has declined following News Corporation’s divestiture of its interest in DIRECTV in February 2008. During the fiscal year ended June 30, 2008, approximately 37% of our total revenues were derived from businesses in which News Corporation has a continuing interest. Those businesses include two of our three largest customers. Although we believe the terms of our contracts with such related parties are no less favorable to us than those that we could obtain from unrelated third parties, we cannot assure you that this is the case.

In addition, because a number of major broadcasters around the world are owned or controlled by entities that compete with News Corporation or entities in which News Corporation has an interest, our ability to attract customers in which News Corporation does not have an interest may be affected by their perception of our relationship with News Corporation.

Because we are controlled by News Corporation, we are exempt from certain listing requirements of NASDAQ relating to corporate governance matters.

Over the past several years, the National Association of Securities Dealers has adopted certain listing requirements for companies listed on NASDAQ. As a result of News Corporation’s beneficial ownership of our Series B Ordinary Shares, we are deemed to be a “controlled company” and accordingly are not subject to some of these requirements, including the requirement that a majority of our Board of Directors be “independent” under the guidelines established by the National Association of Securities Dealers and certain requirements regarding the determination of our Chairman and Chief Executive Officer’s compensation and our director nominees. While we do not believe that our exemption from those requirements affects the manner and method by which we manage and operate the Company, investors should be aware that we are not subject to those provisions and may have no obligation to comply with those requirements in the future unless our ownership profile changes.

Since we are a public limited company organized under the laws of England and Wales, your rights as a shareholder differ from the rights of shareholders under U.S. law.

NDS Group plc is a public limited company organized under the laws of England and Wales. The rights of holders of our ordinary shares and, indirectly, many of the rights of holders of our ADSs are governed by English law and by our Memorandum and Articles of Association. These rights differ from the rights of shareholders in U.S. companies. In particular, English law significantly limits the circumstances under which shareholders of English companies may bring derivative actions. Under English law generally, only the Company can be the proper plaintiff in proceedings in respect of wrongful acts committed against us. In addition, it may be difficult for you to enforce liabilities predicated upon U.S. securities laws.

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

The proposed transaction with News Corporation and Permira may have an adverse impact on, or cause significant fluctuations in, the market price or liquidity of our ADSs.

On June 27, 2008, our Board announced the receipt of a proposal from News Corporation and the Permira Newcos for a transaction that, if consummated, would result in NDS ceasing to be a public company and the Permira Newcos and News Corporation owning approximately 51% and 49% of NDS’s outstanding equity, respectively. The Board appointed the Independent Committee to review the proposed transaction. On August 5, 2008, we announced that the Independent Committee reached an agreement in principle with News Corporation and the Permira Newcos on a price at which they would acquire all of our issued and outstanding Series A Ordinary Shares, including those represented by ADSs traded on NASDAQ. The price announced was $63 per share in cash. The transaction is subject to negotiation and execution of final legal documentation and is also conditioned upon the approval by holders of our Series A Ordinary Shares, approval by the High Court of Justice of England and Wales, the receipt of certain regulatory approvals and certain other customary closing conditions. There can be no assurance that the parties will enter into final legal documentation or that any transaction will be consummated. The proposed transaction, or the consummation or abandonment thereof, may have an adverse impact on, or cause significant fluctuations in, the market price or liquidity of our ADSs.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We operate from a number of facilities, principally located in the United Kingdom, Israel, France, India and the United States.

All of our facilities are leased. Our main facilities are as follows:

•	Heathrow, England – Executive and administrative offices;

•	Staines, England – Set-top box software development and system integration;

•	Maidenhead, England – Smart card processing and distribution;

•	Chandlers’ Ford, England – Set-top box software development and system integration;

•	Chiswick, England – Development of betting applications;

•	Jerusalem, Israel – Research and development, conditional access system support;

•	Costa Mesa, California – Principal offices for our U.S. operations, including smart card processing and distribution;

•	Issy-les-Moulineaux, France – Software development; and

•	Bangalore, India – Software development.

In addition, we have leased premises in Hong Kong; Beijing, China; Copenhagen, Denmark; Seoul, South Korea; Netanya, Israel; Sydney, Australia and Unterföhring, Germany.

ITEM 3.	LEGAL PROCEEDINGS

Echostar Litigation

On June 6, 2003, Echostar Communications Corporation, Echostar Satellite Corporation, Echostar Technologies Corporation and Nagrastar L.L.C. (collectively, “Echostar”) filed an action against us in the United States District Court for the Central District of California. That complaint purported to allege claims for violation of the Digital Millennium Copyright Act (“DMCA”), the Communications Act of 1934 (“Communications Act”), the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, California’s Unfair Competition Law (“UCL”) and the federal Racketeer Influenced and Corrupt Organizations (“RICO”) statute. The complaint also purported to allege claims for civil conspiracy, misappropriation of trade secrets and interference with prospective business advantage. The complaint sought injunctive relief, unspecified compensatory and exemplary damages and restitution. Extensive motion practice ensued regarding this complaint, regarding subsequent complaints filed by Echostar and regarding counterclaims asserted by us.

The trial of this case began April 9, 2008. Echostar’s claims under the DMCA, the Communications Act, the California Penal Code, and RICO were tried to the jury, Echostar’s UCL claim was tried to the court and our counterclaim under the California Uniform Trade Secrets Act was tried to the jury. All other claims were either dismissed by the court or abandoned by the parties.

On May 15, 2008, the jury returned its verdict. The jury found us not liable on three counts and awarded minimal damages on the remaining three counts. On those latter three counts, the jury awarded Echostar actual damages of $45.69 or, in the alternative, statutory damages of $1,000. We believe that these awards relate to a single incident involving a test of a card during the course of our anti-piracy efforts. The jury found Echostar not liable on our counterclaim.

One claim, Echostar’s UCL claim, has not yet been decided. By law, this claim must be decided by the judge rather than the jury. Any ruling on that claim must be consistent with the jury’s verdict, however, and the court has not yet provided a decision on the UCL claim. A hearing on the UCL claim has been set for August 19, 2008.

Echostar has expressed publicly an intention to seek an award of attorneys’ fees and costs. We believe that any such claim by Echostar would be without merit and intend to vigorously defend against any such claim.

Sogecable Litigation

On July 25, 2003, Sogecable, S.A. and its subsidiary Canalsatellite Digital, S.L., Spanish satellite broadcasters and customers of Canal+ Technologies SA (together, “Sogecable”), filed an action against us in the United States District Court for the Central District of California. Sogecable filed an amended complaint on October 9, 2003, which purported to allege claims for violation of the DMCA and the RICO statute. The amended complaint also purported to allege claims for interference with contract and prospective business advantage. The complaint sought injunctive relief, unspecified compensatory and exemplary damages and restitution. On December 22, 2003, all of the claims were dismissed by the court. Sogecable filed a second amended complaint. We filed a motion to dismiss the second amended complaint on March 31, 2004. On August 4, 2004, the court issued an order dismissing the second amended complaint in its entirety. Sogecable had until October 4, 2004 to file a third amended complaint. On October 1, 2004, Sogecable notified the court that it would not be filing a third amended complaint, but would appeal the court’s entry of final judgment dismissing the suit to the United States Ninth Circuit Court of Appeals. On December 14, 2006, the appellate court issued a memorandum decision reversing the district court’s dismissal. On January 26, 2007, we filed our petition for rehearing by an en banc panel of the United States Ninth Circuit Court of Appeals. On February 21, 2007, the petition was denied. On June 11, 2007, we filed a petition for a Writ of Certiorari in the United States Supreme Court seeking reversal of the Ninth Circuit Court of Appeals’ decision. On August 27, 2007, we renewed our motion to dismiss the second amended complaint on grounds not previously decided. On October 1, 2007, the petition for Writ of Certiorari was denied. On January 25, 2008, the court issued an order granting-in-part and denying-in-part our renewed motion to dismiss Sogecable’s second amended complaint. The court dismissed Sogecable’s claim for tortuous interference with prospective economic advantage, but allowed Sogecable to proceed on its RICO and DMCA claims, as well as its claim for tortuous interference with contract. The court has set February 16, 2010 as the trial date. We believe that Sogecable’s claims are without merit and we will continue to vigorously defend ourselves in this matter.

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

On June 26, 2008, all of the parties to the Barry Thomas Litigation entered into a settlement agreement and mutual release, pursuant to which Mr. Thomas agreed to a voluntary dismissal of his various complaints, with prejudice. As a result, the action against DIRECTV, Inc. was dismissed with prejudice as contemplated in the settlement agreement and mutual release, without any admission of liability or payment to Mr. Thomas.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

ADSs, each representing one Series A Ordinary Share are traded on NASDAQ. The ADSs are evidenced by American Depositary Receipts (“ADRs”) issued by The Bank of New York as depositary, under a Deposit Agreement, dated November 26, 1999, by and among us, The Bank of New York and the owners and beneficial owners of the ADRs.

The high and low closing prices for our ADSs for each quarterly period within the two most recent fiscal years are as follows:

	High Price per ADS	Low Price per ADS
Fiscal year ended June 30, 2008
First quarter	$50.00	$41.71
Second quarter	$62.04	$51.78
Third quarter	$57.44	$44.01
Fourth quarter	$59.20	$46.51

Fiscal year ended June 30, 2007
First quarter	$48.15	$41.64
Second quarter	$49.77	$42.33
Third quarter	$51.29	$44.86
Fourth quarter	$53.70	$46.95

As of August 6, 2008, there were 25 holders of record of our ADSs.

Dividends

It has been our policy to retain profits for the future development of the business and, accordingly, no dividends have been paid since our initial public offering in November 1999. Except in extraordinary circumstances, there are no plans to pay any dividends to shareholders. We intend to keep this policy under review and will consider whether it is appropriate to pay dividends in the future.

Equity Compensation Plan Information

The following table shows the number of stock options outstanding as of June 30, 2008, and the weighted-average exercise price of those stock options granted under our equity schemes:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)

Equity compensation plans approved by shareholders	2,287,773	$30.72	9,938,484	(2)
Equity compensation plans not approved by shareholders	─	─	─
Total	2,287,773	$30.72	9,938,484	(2)

(1)	Excludes securities reflected in column titled “Number of securities to be issued upon exercise of outstanding options, warrants and rights.”

(2)	Relates to Series A Ordinary Shares available for issuance under the NDS Group plc 2006 Long-Term Incentive Plan.

Purchase of Equity Securities by the Issuer and Affiliated Purchaser

Neither we, nor any purchaser affiliated with us, purchased any of our ADSs during the fourth quarter of the fiscal year ended June 30, 2008.

ITEM 6.	SELECTED FINANCIAL DATA

These selected consolidated financial data have been derived from our consolidated financial statements and should be read in conjunction with Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8: “Financial Statements and Supplementary Data” and the other financial information included elsewhere in this Annual Report.

Statement of operations data (1)

	For the fiscal years ended June 30,
(in thousands, except per share amounts)	2008 (2)	2007 (2)	2006 (2)	2005	2004 (3,4,5)

Revenue	$850,148	$709,492	$600,123	$556,330	$356,663
Cost of goods and services sold	(318,540)	(268,484)	(242,622)	(218,938)	(84,387)

Gross margin	531,608	441,008	357,501	337,392	272,276
Operating expenses	(336,224)	(280,652)	(226,772)	(245,201)	(223,851)

Operating income	195,384	160,356	130,729	92,191	48,425
Other income	27,103	25,296	15,446	9,160	6,848
Other expenses	(2,498)	─	─	─	─
Income tax expense	(59,894)	(49,925)	(45,225)	(27,353)	(19,061)
Minority interests in subsidiaries, net of tax	─	─	─	─	843

Net income	$160,095	$135,727	$100,950	$73,998	$37,055

Basic net income per share	$2.76	$2.37	$1.80	$1.35	$0.69
Diluted net income per share	$2.72	$2.33	$1.74	$1.29	$0.67

Balance sheet data (1)

	As of June 30,
(in thousands)	2008 (2)		2007 (2)		2006 (2)		2005		2004 (3)

Cash, cash equivalents and short-term investments		$734,992		$592,750		$505,037		$339,791		$228,620
Other current assets		281,845		252,703		196,198		159,877		164,791
Non-current assets		359,312		299,400		195,886		172,230		183,748

Total assets		$1,376,149		$1,144,853		$897,121		$671,898		$577,159

Current loans	$	─	$	─	$	─	$	─	$	─
Other current liabilities		294,230		202,526		161,151		129,245		176,138
Non-current loans		─		─		─		─		─
Other non-current liabilities		151,514		204,054		168,276		115,900		67,677
Shareholders’ equity		930,405		738,273		567,694		426,753		333,344

Total liabilities and shareholders’ equity		$1,376,149		$1,144,853		$897,121		$671,898		$577,159

(1)	All income, expenses, assets and liabilities are derived from continuing operations.

(2)	See Note 4 to our consolidated financial statements for information with respect to acquisitions during the fiscal years ended June 30, 2008, 2007 and 2006.

(3)	The results of the MediaHighway business have been consolidated from the date of acquisition on December 16, 2003.

(4)
Effective November 12, 2004, News Corporation changed its corporate domicile from Australia to the United States and as a result, we ceased to qualify as a foreign private issuer under U.S. securities laws. Accordingly, the financial information presented in this Annual Report on Form 10-K is stated in U.S. dollars, and has been prepared in accordance with GAAP. Prior to November 12, 2004, we published our financial information in accordance with U.K. generally accepted accounting practice (“UK GAAP”) in pounds sterling. Financial information for periods ending on, and as of, dates prior to the beginning of the fiscal year ended June 30, 2005, has been derived from previously audited UK GAAP financial information by adjusting for differences between UK GAAP and GAAP and then translating that information into U.S. dollars. The foreign exchange rates used for translation were as follows:

•	Statement of operations data for fiscal year ended June 30, 2004: £1=$1.7449

•	Balance sheet data as of June 30, 2004: £1 = $1.8277

(5)	Operating expenses for the fiscal year ended June 30, 2004 include a goodwill impairment charge of $11.4 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of our financial condition, changes in financial condition and results of operations, and is organized as follows:

•
Overview of our business – This section provides a general description of our business and developments that occurred during the fiscal year ended June 30, 2008 that we believe are important in understanding our results of operations and financial condition or to disclose known future trends.

•
Critical accounting policies and estimates – This section discusses our revenue and other accounting policies that we consider important to an understanding of our results of operations, and that require significant judgment and estimates on the part of management in application. Note 2 to the accompanying consolidated financial statements summarizes our significant accounting policies.

•
Results of operations – This section provides an analysis of our results of operations for the three fiscal years ended June 30, 2008. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•
Liquidity and capital resources – This section provides an analysis of our cash flows for the three fiscal years ended June 30, 2008. It includes a discussion of the financial capacity available to fund our future commitments and obligations, as well as a discussion of other financing arrangements.

Overview of our Business

We supply open end-to-end digital technology and services to digital pay-television platform operators and content providers. Our technologies include conditional access and microprocessor security, broadcast and broadband stream management, set-top box and residential gateway middleware, EPGs, DVR technologies and interactive infrastructure and applications. We provide technologies and services supporting standard definition and high definition television and a variety of industry, Internet and IP standards, as well as technology for mobile devices. Our software systems, consultancy and systems integration services are focused on providing platform operators and content providers with technology to help them profit from the secure distribution of digital information and entertainment to consumer devices that incorporate various technologies supplied by us.

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

Our customers consist of a limited number of large digital pay-television platform operators that are introducing, marketing and promoting products and services that utilize our technology. During the fiscal year ended June 30, 2008, our three largest customers were DIRECTV in the United States, BSkyB in the United Kingdom and SKY Italia in Italy. Together, these three customers contributed, directly and indirectly, approximately 58% of our revenue during the fiscal year ended June 30, 2008. We expect that a limited number of customers will continue to contribute a significant portion of our revenue. During the fiscal year ended June 30, 2008, we extended our contracts to supply conditional access services to DIRECTV and its Latin American subsidiaries through June 30, 2013.

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

Recently, certain of our customers have begun recycling set-top boxes and smart cards when a subscriber terminates its subscription by re-issuing the set-top box and smart card to a new subscriber. Such activity by our customers reduces demand for new smart cards and also reduces our incremental set-top box royalties. Should this activity become more widespread, it could materially adversely affect our revenues. In addition, security of our smart cards has not been compromised in recent years. Accordingly, certain customers have delayed or restricted plans to complete card changeovers. This change in approach has been reflected in recently amended contract terms with certain of our customers and we expect this to result in lower conditional access revenues in future years.

We consider that we operate and manage our business as a single segment. There are no separate divisions or profit centers. We assess the financial performance of our business by reviewing specific revenue streams in the aggregate and by customer. We assess our costs by considering individual cost centers and their aggregation into the general cost categories as described below.

Recent Business Developments

On June 27, 2008, our Board announced the receipt of a proposal from News Corporation and the Permira Newcos for a transaction that, if consummated, would result in NDS ceasing to be a public company and the Permira Newcos and News Corporation owning approximately 51% and 49% of NDS’s outstanding equity, respectively.

On August 5, 2008, we announced that the Independent Committee reached an agreement in principle with News Corporation and the Permira Newcos on a price at which they would acquire all of our issued and outstanding Series A Ordinary Shares, including those represented by ADSs traded on NASDAQ. The price announced was $63 per share in cash. The transaction is subject to negotiation and execution of final legal documentation. The consummation of the transaction is also conditioned upon the approval of the transaction by holders of our Series A Ordinary Shares, the approval of the High Court of Justice of England and Wales, the receipt of certain regulatory approvals and certain other customary closing conditions. There can be no assurance that the parties will enter into final legal documentation or that any transaction will be consummated.

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

These different types of fees are presented as three separate revenue streams in “Results of Operations” because they are influenced by different external factors.

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

Personnel and facilities costs are allocated into four categories: operations; research and development; sales and marketing; and general and administration. We have employees and facilities in the United Kingdom, the United States, Israel, India, France, Denmark, Germany, Hong Kong, South Korea, China and Australia.

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

An accounting policy is considered to be critical if it is important to our financial condition and results, and if it requires significant judgment and estimates on the part of management in its application. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our observance of trends in our industry, information provided by our customers and information from other outside sources, as appropriate. Actual results may differ from the judgments under different assumptions or conditions. The development and selection of these critical accounting policies have been determined by our management and the related disclosures have been reviewed with the Audit Committee of our Board of Directors. For a summary of our significant accounting policies, see Note 2 to the accompanying consolidated financial statements.

Revenue recognition accounting policies

Where an arrangement includes more than incidental software elements, we follow Statement of Position 97-2: “Software Revenue Recognition” (“SOP 97-2”). Where an arrangement does not involve the supply of software and that arrangement is separate from an arrangement for the supply of software, we follow Staff Accounting Bulletin No. 104: “Revenue Recognition,” (“SAB 104”) and Emerging Issues Task Force Issue No. 00-21: “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Many of our arrangements cover the supply of multiple deliverables. We have to make an assessment of the value of any undelivered elements of an arrangement in the manner required by GAAP and to defer recognition of revenue unless and until the criteria specified by GAAP have been met. As our business develops, other accounting guidance may become applicable. A summary of our revenue recognition accounting policies is set out in Note 2 to the accompanying consolidated financial statements. We set out below how we apply the policies to our different types of commercial arrangements:

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

Conditional access – Smart cards

Smart cards are hardware devices which we sell to platform operators for distribution to and use by their subscribers. Revenue derived from sales of smart cards is recognized upon delivery of the smart cards in accordance with contractual terms. Appropriate provision is made for the expected cost of warranties for the security of smart cards supplied.

Conditional access – Security services

For some contracts, we receive fees from platform operators for the maintenance of security of conditional access systems for a specified duration, which is typically the estimated useful life of each card. Such services provide the platform operator with a greater level of security than would be obtained by simply relying on the security features contained within the smart card. Fees are received over the duration of the agreed service period and are related to the number of subscribers or authorized smart cards of the relevant broadcast platform. These revenues are recognized over the term of the security contract. In some instances, the maintenance of security includes a requirement to replace a population of smart cards with a supply of “changeover cards” which is considered a separate unit of accounting. In such instances, an amount of maintenance income is deferred and recognized when the changeover cards are delivered. The amount of revenue to be deferred is based on the fair value of the undelivered future changeover cards. The estimate of the amount of revenue to be deferred requires management to make assessments of the timing of the card changeover, the volume of changeover cards to be supplied and the fair value per unit for those changeover cards. The amount of revenue deferred under this type of arrangement has decreased to $135.2 million as of June 30, 2008 from $180.0 million as of June 30, 2007. The decrease in the amount of deferred revenue is due to our satisfying some of the obligations to deliver a supply of changeover cards under certain of our existing security maintenance arrangements. We currently expect further decreases in the amount of our deferred security maintenance revenues in the fiscal year ending June 30, 2009 and beyond.

Integration, development and support revenues

The arrangements under which we generate integration, development and support revenues typically involve the supply of software and are therefore accounted for in accordance with SOP 97-2. Such arrangements may involve multiple deliverables. In order to determine when we can recognize revenue under these arrangements, we have to assess whether we have delivered all the elements contained within the arrangement. If there are undelivered elements, we have to consider whether we have vendor specific objective evidence of the value of the undelivered elements. Where no such vendor specific objective evidence is available, we defer recognizing revenue until all items have been delivered. Where the only undelivered element relates to post-contract support and we do not have vendor-specific evidence of the value of that post-contract support, we recognize all revenue arising from the arrangement over the period over which post-contract support is provided. Revenue recognized is allocated to the appropriate revenue stream within our statement of operations. The assessment of these matters is complex and requires management to assess whether the value attributed to undelivered elements is supported by adequate vendor specific objective evidence. As a result of applying GAAP, revenue may be recognized after the technology has been deployed commercially by the platform operator or content owner.

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

Use of estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the company may undertake in the future, actual results may differ from the estimates.

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

Income taxes

Our operations are subject to tax in various domestic and international jurisdictions. Estimating income tax liabilities and the recoverability of deferred tax assets requires us to make estimates of the outcome of pending tax matters as well as the positions to be taken in the tax returns to be filed in respect of the fiscal year ended June 30, 2008, which have not yet been prepared. We believe that we have appropriately accrued for the expected outcome of all pending tax matters and we do not currently anticipate that the ultimate resolution of pending tax matters will have a material adverse effect on our consolidated financial condition, future results of operations or liquidity.

Inventory

We hold inventory of smart cards and their components in anticipation of demand from our customers. Because smart cards supplied to different platform operators are unique or contain unique features, particular types of smart cards held in inventory may not be useable for any customer other than the one for whom they were purchased. The lead times for smart card procurement are frequently much longer than the period covered by firm order commitments from our customers. Accordingly, we may have to make inventory purchases in anticipation of customer orders that may never be received and we may purchase inventory some months in advance of smart cards being supplied to our customers. We assess the need for inventory reserves as of each balance sheet date based on anticipated customer demand. A shortfall in future demand compared with our expectations could materially affect our future results of operations.

Recent accounting pronouncements

For a summary of recent accounting pronouncements, see Note 2(p) to our consolidated financial statements.

Results of Operations

Commentary on the fiscal year ended June 30, 2008 versus the fiscal year ended June 30, 2007

Revenue

Revenue for the periods under review was as follows:

	For the fiscal years ended June 30,
(in thousands)	2008	2007	Change	% Change

Conditional access	$463,409	$396,420	$66,989	17%
Integration, development & support	56,062	56,201	(139)	─
License fees & royalties	119,803	107,349	12,454	12%
New technologies	201,580	143,495	58,085	40%
Other	9,294	6,027	3,267	54%

Total revenue	$850,148	$709,492	$140,656	20%

Revenue comparisons for the fiscal year ended June 30, 2008 to the fiscal year ended June 30, 2007 were affected by the relative weakness of the U.S. dollar over the periods. Approximately 46% of our revenue was denominated in currencies other than the U.S. dollar, principally pounds sterling and euros, during the fiscal year ended June 30, 2008. We estimate that the weaker U.S. dollar favorably impacted our total revenue for the fiscal year ended June 30, 2008 by approximately $27 million, or 3%, compared to what would have been achieved had foreign exchange rates been consistent with those prevailing during the fiscal year ended June 30, 2007.

Revenue from conditional access increased by 17% during the fiscal year ended June 30, 2008 as compared to the fiscal year ended June 30, 2007. The increase was principally due to recognition of a portion of security services revenue previously deferred as certain remaining revenue recognition criteria were satisfied during the fiscal year ended June 30, 2008. Additionally, conditional access revenue rose due to increased security fees arising from the growth of the subscriber base of our customers, offset in part by certain price reductions, as well as an increase in customers and a higher volume of smart cards delivered to customers.

Authorized smart card activity in each period was as follows:

	For the fiscal years ended June 30,
(in millions)	2008	2007

Number of devices protected by NDS conditional access technology, beginning of period	75.4	65.0
Net additions	14.9	10.4

Number of devices protected by NDS conditional access technology, end of period	90.3	75.4

The quantity of smart cards delivered in each period was as follows:

	For the fiscal years ended June 30,
(in millions)	2008	2007

Number of smart cards delivered for which revenue was recognized in the period	32.4	25.9
Number of smart cards delivered for which no revenue was recognized in the period	4.9	0.4

Total number of smart cards delivered	37.3	26.3

The increase in the number of smart cards delivered in the fiscal year ended June 30, 2008 as compared to the fiscal year ended June 30, 2007, principally reflects higher deliveries to existing customers and to new customers. The volume of smart cards supplied exceeded the increase in authorized smart cards in use due to a mixture of churn and by the build-up of inventory by platform operators.

The number of smart cards shipped during the fiscal year ended June 30, 2008 for which revenue was recognized includes 0.8 million smart cards supplied as an integral part of a security maintenance contract and for which revenue is recognized over the term of the security maintenance contract. The equivalent number of smart cards supplied during the fiscal year ended June 30, 2007 was 0.4 million. The number of authorized cards covered by this type of arrangement was 1.5 million as of June 30, 2008 and 1.2 million as of June 30, 2007. We currently expect a higher number of shipped and authorized cards to be covered by this type of arrangement in the fiscal year ending June 30, 2009 and beyond.

During the fiscal year ended June 30, 2008 we delivered 4.9 million smart cards to customers for which we have not recognized any revenue, as compared to 0.4 million during the fiscal year ended June 30, 2007. These deliveries relate to new customers, primarily in Europe and Asia-Pacific, where our contractual arrangements include elements that were undelivered as of the balance sheet date and for which we do not have vendor-specific objective evidence of fair value. In accordance with our accounting policies, we are precluded from recognizing any revenue under such arrangements until all elements have been delivered, or until we have vendor-specific objective evidence of the fair value of any undelivered elements. We expect to begin recognizing revenue from these contracts within 12 months. The cost of smart cards delivered for which no revenue has been recognized is included as a separate element of inventory in our consolidated balance sheets.

Integration, development and support revenues in the fiscal year ended June 30, 2008 was consistent with that recognized in the fiscal year ended June 30, 2007. The recognition of revenues from new customers and from the delivery of enhancements to several of our major customers is dependent on the timing of satisfaction of all our revenue recognition criteria and, therefore, this component of our revenues tends to fluctuate from period to period; however, during the periods under review there was little change.

License fee and royalty revenues increased by 12% during the fiscal year ended June 30, 2008, as compared to the fiscal year ended June 30, 2007, principally as a result of higher middleware royalty revenues as well as higher conditional access and EPG royalties. The increases in royalties were due to an increase in the number of platform operators and service providers that deploy our technology and by the growth in the number of new set-top boxes deployed or manufactured. Middleware royalties are driven by the number of middleware clients deployed. The table below shows the number of middleware clients deployed by our customers during each period:

	For the fiscal years ended June 30,
(in millions)	2008	2007

Number of middleware clients deployed, beginning of period	61.8	41.6
Acquisitions	─	2.0	(1)
Additions	30.7	18.2

Number of middleware clients deployed, end of period	92.5	61.8

(1)
Represents 2.0 million OpenRG™ residential gateway middleware devices developed and deployed by Jungo Limited (“Jungo”) that were recognized at the time of the acquisition of Jungo on December 31, 2006.

The increase in revenues from new technologies of 40% in the fiscal year ended June 30, 2008, compared to the fiscal year ended June 30, 2007, was principally due to higher revenues from our DVR technologies, advanced middleware, IPTV, gaming applications and residential gateway devices. Revenue from our DVR technologies and advanced middleware is driven by the number of DVR clients deployed and the level of integration and development revenue recognized. The table below shows the cumulative number of DVR clients deployed during each period:

	For the fiscal years ended June 30,
(in millions)	2008	2007

Number of DVR clients deployed, beginning of period	7.3	3.5
Additions	5.8	3.8

Number of DVR clients deployed, end of period	13.1	7.3

Cost of goods and services sold and gross margin

Cost of goods and services sold and gross margin for the periods under review were as follows:

	For the fiscal years ended June 30,
(in thousands)	2008	2007	Change	% Change

Cost of goods and services sold	$318,540	$268,484	$50,056	19%

Gross margin	$531,608	$441,008	$90,600	21%
Gross margin as a percentage of revenues	62.5%	62.2%		**

**	Not meaningful.

Cost of goods and services sold increased by 19% during the fiscal year ended June 30, 2008 as compared to the fiscal year ended June 30, 2007, principally due to an increase in the number of our employees working on development, integration and support activities, as well as increased royalties paid to third parties for the use of their technologies and higher deliveries of smart cards during the periods. The increases were partially offset by lower smart card unit costs.

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

Gross margin as a percentage of revenue was 62.5% for the fiscal year ended June 30, 2008 as compared to 62.2% for the prior fiscal year. The effect of an increase in the total amount of employee costs allocated to cost of goods and services sold substantially offset the revenue growth and in particular the impact of those elements of higher conditional access revenue and royalty revenue which had no associated direct costs.

Operating expenses

Operating expenses for the periods under review may be analyzed as follows:

	For the fiscal years ended June 30,
(in thousands)	2008	2007	Change	% Change

Research & development	$198,898	$174,400	$24,498	14%
Sales & marketing	48,850	41,354	7,496	18%
General & administration	75,183	53,551	21,632	40%
Amortization of intangibles	13,293	11,347	1,946	17%

Total operating expenses	$336,224	$280,652	$55,572	20%

Expense comparisons for the fiscal year ended June 30, 2008 to the fiscal year ended June 30, 2007 were affected by the relative weakness of the U.S. dollar over the periods. Approximately 75% of our total expenses were denominated in currencies other than the U.S. dollar, principally pounds sterling, Israeli shekels, euros and Indian rupees, during the fiscal year ended June 30, 2008. We estimate that the weaker U.S. dollar increased our total expenses in the fiscal year ended June 30, 2008 by approximately $32 million, or 5%, compared to what would have been achieved had foreign exchange rates been consistent with those prevailing during the fiscal year ended June 30, 2007. The increase in operating expenses was offset in part by foreign exchange gains of $17 million recognized during the fiscal year ended June 30, 2008 in the consolidated statement of operations as a result of holding cash in currencies other than the U.S. dollar as compared to $2 million recognized in the fiscal year ended June 30, 2007.

Our main operating expenses are employee costs (including the cost of equity-based awards), facilities costs, depreciation, travel costs and legal expenses. Our main operating expenses have increased, primarily due to a higher number of employees, facilities expenses and legal costs. Employee costs were approximately 23% higher in U.S. dollar terms during the fiscal year ended June 30, 2008 as compared to the prior fiscal year. The total cost of technical resources was approximately 16% higher in U.S. dollar terms during the fiscal year ended June 30, 2008, as compared to the fiscal year ended June 30, 2007.

Our employee numbers (which include contractors) have increased over the period under review, as follows:

	For the fiscal years ended June 30,
	2008	2007

Number of employees, beginning of period	3,572	2,989
Net additions	389	583	(1)

Number of employees, end of period	3,961	3,572

Average number of employees during period	3,778	3,298

(1)	Includes 136 employees of Jungo, acquired on December 31, 2006.

Research and development costs increased by 14% during the fiscal year ended June 30, 2008 as compared to the fiscal year ended June 30, 2007, principally as a result of a higher number of employees working on an increased number of projects. The increase in the employee costs in the fiscal year ended June 30, 2008 was partially offset by a $6.7 million grant from the French government as a consequence of our being engaged in certain eligible research projects. In the fiscal year ended June 30, 2007, we received a similar grant of $5.5 million.

Sales and marketing expenses increased by 18% in the fiscal year ended June 30, 2008, as compared to the fiscal year ended June 30, 2007, primarily as a result of higher employee headcount and travel costs, increased attendance at trade shows and a higher level of corporate communications activities.

General and administrative expenses increased by 40% in the fiscal year ended June 30, 2008, as compared to the fiscal year ended June 30, 2007, primarily due to increased legal expenses, as well as equity compensation costs and facilities and infrastructure costs.

Amortization of finite-lived intangible assets increased by 17% in the fiscal year ended June 30, 2008, as compared to the fiscal year ended June 30, 2007, principally due to the acquisition of Jungo in December 2006.

Operating income and other items

As a result of the factors outlined above, and, in particular, the increase in conditional access and new technologies revenue and the impact of foreign currency exchange rate movements, operating income was $195.4 million, or 23.0% of revenue, for the fiscal year ended June 30, 2008, compared to $160.4 million, or 22.6% of revenue, for the fiscal year ended June 30, 2007.

The principal foreign currency exchange rates that affected our consolidated results of operations and balance sheets were:

	Average exchange rate for the fiscal year ended June 30,		Period-end exchange rate as of June 30,
	2008	2007	2008	2007

U.S dollar / U.K. pound sterling	0.4992	0.5178	0.5016	0.4984
U.S. dollar / Euro	0.6816	0.7664	0.6350	0.7396
U.S. dollar / Israeli shekel	3.7962	4.1572	3.3719	4.2511
U.S. dollar / Indian rupee	40.2190	44.0530	42.7800	40.5800

We estimate that the weaker U.S. dollar increased our operating income in the fiscal year ended June 30, 2008 by approximately $12 million, or 6%, compared to what would have been achieved had foreign exchange rates been consistent with those prevailing during the fiscal year ended June 30, 2007.

Interest income earned on cash deposits was $27.1 million in the fiscal year ended June 30, 2008 as compared to $25.3 million in the fiscal year ended June 30, 2007. These increases were principally due to higher cash balances, offset in part by lower average interest rates.

During the fiscal year ended June 30, 2008, we incurred other expenses of $2.5 million in legal and professional fees associated with the proposed transaction submitted by News Corporation and Permira. Further costs associated with this transaction may be incurred in the fiscal year ending June 30, 2009.

Our effective tax rate was 27.2% for the fiscal year ended June 30, 2008 compared to 26.9% for the fiscal year ended June 30, 2007. The increase in the effective tax rate was principally due to a higher proportion of disallowable expenses offset in part by lower statutory tax rates. In July 2007, the U.K. government enacted legislation that reduced the standard U.K. corporate tax rate to 28%, effective April 1, 2008. The statutory tax rate on the Company’s U.K. taxable profits is 29.5% for the fiscal year ended June 30, 2008 and 28% thereafter.

As a consequence of all the factors described above, net income for the fiscal year ended June 30, 2008 was $160.1 million, or $2.76 per share ($2.72 per share on a diluted basis), compared to $135.7 million, or $2.37 per share ($2.33 per share on a diluted basis), for the fiscal year ended June 30, 2007.

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

The 13% increase in conditional access revenues during the fiscal year ended June 30, 2007 as compared to the fiscal year ended June 30, 2006, was principally due to higher security fees and a higher volume of smart cards delivered to customers. Higher security fees arise from increases in the number of authorized smart cards in use at our broadcast platform customers. In some instances, a portion of the security fee includes a requirement to replace a population of smart cards with a supply of “changeover cards,” which is considered a separate unit of accounting. In such instances, an amount of the security fee is deferred and recognized when the changeover cards are delivered. For the fiscal year ended June 30, 2007, the proportion of gross security fee revenue deferred for changeover cards was lower than in the fiscal year ended June 30, 2006, as a majority of customers to whom we had such obligations postponed the timing of changeover from what we had originally estimated.

Authorized smart card activity in each period was as follows:

	For the fiscal years ended June 30,
(in millions)	2007	2006

Number of devices protected by NDS conditional access technology, beginning of period	65.0	56.7
Net additions	10.4	8.3

Number of devices protected by NDS conditional access technology, end of period	75.4	65.0

The quantity of smart cards delivered in each period was as follows:

	For the fiscal years ended June 30,
(in millions)	2007	2006

Number of smart cards delivered	26.3	24.4

The increase in the number of smart cards delivered in the fiscal year ended June 30, 2007 as compared to the fiscal year ended June 30, 2006, principally reflected deliveries to new customers in Europe, China and India. The volume of smart cards supplied exceeded the increase in authorized smart cards in use due to a mixture of churn and by the build-up of inventory by platform operators.

Integration, development and support revenues increased by 20% in the fiscal year ended June 30, 2007, compared to the fiscal year ended June 30, 2006, due principally to the recognition of revenue from the delivery of conditional access, EPG and middleware to TataSky, which commenced broadcasting in India in August 2006.

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

	For the fiscal years ended June 30,
(in millions)	2007		2006

Number of middleware clients deployed, beginning of period	41.6		20.4
Acquisitions	2.0	(1)	─
Additions	18.2		21.2

Number of middleware clients deployed, end of period	61.8		41.6

(1)	Represents 2.0 million OpenRG™ residential gateway middleware devices developed and deployed by Jungo that were recognized at the time of the acquisition of Jungo on December 31, 2006.

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

The increase in revenues from new technologies of 35% in the fiscal year ended June 30, 2007, as compared to the fiscal year ended June 30, 2006, was principally due to higher revenues from our DVR technologies and advanced middleware, gaming applications and residential gateway devices. The higher revenues from our DVR technologies was a result of an increase in the cumulative number of DVR clients deployed during the fiscal year ended June 30, 2007.

The increase in the cumulative number of DVR clients deployed in each period was as follows:

	For the fiscal years ended June 30,
(in millions)	2007	2006

Number of DVR clients deployed, beginning of period	3.5	1.4
Additions	3.8	2.1

Number of DVR clients deployed, end of period	7.3	3.5

In addition to the matters referred to above, comparisons of revenues for the fiscal year ended June 30, 2007 to the fiscal year ended June 30, 2006 were also affected by the relative weakness of the U.S. dollar over the periods. Approximately 50% of our revenues during the fiscal year ended June 30, 2007 were denominated in currencies other than the U.S. dollar (principally pounds sterling and euros). We estimate that the weaker U.S. dollar has favorably impacted our total revenues for the fiscal year ended June 30, 2007 by approximately $26 million, or 4%, compared to the fiscal year ended June 30, 2006.

Cost of goods and services sold and gross margin

Cost of goods and services sold and gross margin for the periods under review were as follows:

	For the fiscal years ended June 30,
(in thousands)	2007	2006	Change	% Change

Cost of goods and services sold	$268,484	$242,622	$25,862	11%

Gross margin	$441,008	$357,501	$83,507	23.4%
Gross margin as a percentage of revenues	62.2%	59.6%	2.6%	**

**	Not meaningful.

Cost of goods and services sold increased by 11% during the fiscal year ended June 30, 2007 as compared to the fiscal year ended June 30, 2006, principally due to an increase in the number of our employees working on development, integration and support activities, as well as increased royalties paid to third parties for the use of their technologies and higher deliveries of smart cards during the periods. The increases were partially offset by lower smart card unit costs.

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

Our main operating expenses have increased in the fiscal year ended June 30, 2007, primarily due to a higher number of employees and the related increase in payroll, employee travel and facilities costs. Employee costs were approximately 24% higher during the fiscal year ended June 30, 2007, as compared to the fiscal year ended June 30, 2006. The increase in operating expenses for the fiscal year ended June 30, 2007 also reflects the full-year impact of investments made in new facilities and infrastructure during the latter part of the fiscal year ended June 30, 2006.

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

Research and development costs increased by 20% for the fiscal year ended June 30, 2007, as compared to the fiscal year ended June 30, 2006, principally as a result of higher employee headcount due to more research and development being performed, which was partially offset by a $5.5 million grant from the French government as a consequence of our being engaged in certain eligible research projects. In the fiscal year ended June 30, 2006, we received an equivalent grant of $5.3 million.

Sales and marketing expenses increased by 35% in the fiscal year ended June 30, 2007, as compared to the fiscal year ended June 30, 2006, as a result of higher employee headcount and travel costs, increased attendance at trade shows and a higher level of corporate communications activities.

General and administrative expenses increased by 30% in the fiscal year ended June 30, 2007, as compared to the fiscal year ended June 30, 2006, primarily due to higher equity compensation costs, higher legal expenses and business development costs, and higher facilities and infrastructure costs.

Amortization of finite-lived intangible assets increased by 20% in the fiscal year ended June 30, 2007, as compared to the fiscal year ended June 30, 2006, principally due to the acquisition of Jungo in December 2006.

In addition to the matters referred to above, comparisons of expenses for the fiscal year ended June 30, 2007 to the fiscal year ended June 30, 2006 were also affected by the relative weakness of the U.S. dollar. In the fiscal year ended June 30, 2007, approximately 72% of our total expenses were denominated in currencies other than the U.S. dollar (principally pounds sterling, Israeli shekels and euros). We estimate that the weaker U.S. dollar has increased our total expenses in the fiscal year ended June 30, 2007 by approximately $28 million, or 5%, compared to the fiscal year ended June 30, 2006.

Operating income and other items

As a result of the factors outlined above, operating income was $160.4 million, or 22.6% of revenue, for the fiscal year ended June 30, 2007, compared to $130.7 million, or 21.8% of revenue, for the fiscal year ended June 30, 2006. We estimate that the weaker U.S. dollar reduced our operating income in the fiscal year ended June 30, 2007 by approximately $2.0 million compared to the fiscal year ended June 30, 2006 and that this reduced our operating margin by approximately 1%.

Interest income earned on cash deposits was $25.3 million in the fiscal ended June 30, 2007, as compared to $15.9 million in the fiscal year ended June 30, 2006. This was due to higher average cash balances and higher interest rates.

Our effective tax rate was 26.9% for the fiscal year ended June 30, 2007, compared to 30.9% for the fiscal year ended June 30, 2006. This was due to higher benefits from research and development incentives, the release of deferred tax asset valuation reserves and a higher portion of earnings being generated in jurisdictions with lower statutory tax rates. During the fiscal year ended June 30, 2007, we determined that it was more likely than not that certain net operating loss carryforwards would be recoverable and, accordingly, reversed the related valuation reserve.

As a consequence of all these factors, net income for the fiscal year ended June 30, 2007 was $135.7 million, or $2.37 per share ($2.33 per share on a diluted basis), compared to $101.0 million, or $1.80 per share ($1.74 per share on a diluted basis), for the fiscal year ended June 30, 2006.

Liquidity and Capital Resources

Current financial condition

Our principal source of liquidity is internally generated funds; however we also have access to the worldwide capital markets. As of June 30, 2008, we had an unused credit facility to borrow up to £30 million (equivalent to approximately $60 million) from a subsidiary of News Corporation. No amounts were drawn under this facility during the three fiscal years ended June 30, 2008.

As of June 30, 2008, we had cash and cash equivalents of $735.0 million. Our accumulated cash is currently being held with the intention of using it for the future development of the business. Except in extraordinary circumstances, there are no plans to pay any dividends to shareholders. We intend to keep this policy under review and will consider whether it is appropriate to pay dividends in the future. We believe that we have sufficient working capital resources for our present requirements. Our internally generated funds are dependent on the continued profitability of our business.

The principal uses of cash that affect the Company’s liquidity position include purchases of smart cards, operational expenditures, capital expenditures, acquisitions and income tax payments.

We continue to invest in technical equipment for use in research and development and in supporting our customers. We have received payment from customers in advance of recognizing revenue (deferred income) of $207.4 million as of June 30, 2008 and we expect to utilize cash to meet our obligations under our arrangements with our customers. We have evaluated, and expect to continue to evaluate, possible acquisitions and dispositions of certain businesses. Such transactions may be material and may involve cash, our securities and/or the assumption of indebtedness.

Sources and uses of cash – fiscal year ended June 30, 2008 versus fiscal year ended June 30, 2007

We had a net inflow of cash and cash equivalents of $124.7 million in the fiscal year ended June 30, 2008, compared to a net inflow of cash and cash equivalents of $267.9 million in the fiscal year ended June 30, 2007.

Net cash provided by operating activities was as follows:

	For the fiscal years ended June 30,
(in thousands)	2008	2007

Net cash provided by operating activities	$141,923	$173,953

The decrease in net cash provided by operating activities in the fiscal year ended June 30, 2008 reflected higher payments relating to payroll costs, travel expenses, rent and facilities costs, legal expenses and income taxes, compared to those in the fiscal year ended June 30, 2007, as a result of an increase in the number of employees and the legal proceedings described to in Item 3 of this Annual Report on Form 10-K. Net cash provided by operating activities includes receipts under security maintenance contracts where we have assumed the liability to procure and supply changeover cards in future periods. These arrangements resulted in higher cash payments for the purchase of smart cards in the fiscal year ended Jun 30, 2008 and we currently expect to purchase further inventory in future periods in order to satisfy our obligations. These factors were offset in part by higher receipts from customers. Net cash provided from operations in the fiscal year ended June 30, 2008 is net of payments of $33.2 million made to customers at inception of a contract which will be repaid out of future revenues over the term of the contract. Equivalent payments made in the fiscal year ended June 30, 2007 were not material.

Net cash provided by / (used in) investing activities was as follows:

	For the fiscal years ended June 30,
(in thousands)	2008	2007

Capital expenditure (net)	$(16,823)	$(25,149)
Business acquisitions, net of cash acquired	(10,466)	(83,215)
Decrease in short-term investments (net)	─	184,401

Net cash (used in)/provided by investing activities	$(27,289)	$76,037

Capital expenditure was lower in the fiscal year ended June 30, 2008 than in the fiscal year ended June 30, 2007 because of lower investments in new facilities than in the fiscal year ended June 30, 2007. We continue to invest in technical equipment for use in research and development and in supporting our customers.

In the fiscal year ended June 30, 2008, we acquired CastUp for initial consideration and costs of $10.4 million. In the fiscal year ended June 30, 2007, we acquired Jungo for initial consideration and costs of $77.6 million, net of cash acquired and we also acquired Interactive Television Entertainment ApS for total cash consideration of $3.2 million.

During the fiscal year ended June 30, 2007, short-term investments (cash deposits with an initial term of more than six months) of $184.4 million matured and we did not reinvest such funds as longer-term deposits because the differential in interest rates between longer- and shorter-term deposits was negligible.

Net cash provided by financing activities was as follows:

	For the fiscal years ended June 30,
(in thousands)	2008	2007

Issuance of shares	$8,664	$13,889
Excess tax benefits realized on shares issued as a result of equity compensation awards	1,366	4,033

Net cash provided by financing activities	$10,030	$17,922

During the fiscal year ended June 30, 2008, we issued 469,638 Series A Ordinary Shares upon the exercise by employees, directors and executive officers of stock options with an average exercise price of $20.31 per share. This compares to the issuance of 845,642 Series A Ordinary Shares upon the exercise of stock options with an average exercise price of $16.68 per share in the fiscal year ended June 30, 2007.

Sources and uses of cash – fiscal year ended June 30, 2007 versus fiscal year ended June 30, 2006

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

The decrease in capital expenditure in the fiscal year ended June 30, 2007 compared to the fiscal year ended June 30, 2006 reflected the high investment in new facilities in the United Kingdom and the United States in the fiscal year ended June 30, 2006.

In the fiscal year ended June 30, 2007, we acquired Jungo for initial cash consideration and costs totaling $77.6 million, net of cash acquired. During the fiscal year ended June 30, 2007, and Interactive Television Entertainment ApS for total cash consideration of $3.2 million.

In the fiscal year ended June 30, 2006, we acquired NT Media Limited for initial cash consideration and costs totaling $3.1 million, net of cash acquired. A further $2.4 million was paid in connection with this acquisition in the fiscal year ended June 30, 2007..

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

Tabular disclosure of contractual obligations

We have commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes our material firm commitments as of June 30, 2008.

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating lease obligations	$118,249	$25,636	$39,091	$26,813	$26,709
Smart card purchase obligations	25,540	25,540	─	─	─
Payments to vendors of businesses acquired (1)	2,401	2,401	─	─	─
Other long-term obligations reflected on the balance sheet under GAAP (2)	275,131	128,318	67,804	11,296	67,713

Total	$421,321	$181,895	$106,895	$38,109	$94,422

(1)
Amount represents accrued consideration payable to the vendors of CastUp, which we acquired during the fiscal year ended June 30, 2008, and NT Media Limited, which we acquired during the fiscal year ended June 30, 2006. An additional amount of up to $0.8 million may be payable to the vendors of NT Media Limited, contingent upon the revenue of the acquired business for periods up to September 1, 2008.

(2)
Comprising deferred income of $207.4 million (of which $128.3 million is included within current liabilities), and non-current accrued expenses of severance pay liabilities of $58.7 million and pension liabilities of $9.0 million.

In the normal course of business, we provide, and from time to time make payments in respect of, indemnification agreements of varying scopes, including warranties concerning the security of our smart cards, limited product warranties and indemnification of customers against claims of intellectual property infringement made by third parties arising from the use of our products or services. Also, we may be subject to liquidated damages in the event of late delivery of goods or services. The nature of these commitments has been considered in determining the revenue and costs recognized in the accompanying consolidated financial statements. Costs are accrued for known warranty and indemnification issues if a loss is probable and can be reasonably estimated. Historically, costs related to these warranties and indemnification agreements have not been significant, but because potential future costs are highly variable, we are unable to estimate the maximum potential impact of these guarantees on our future results of operations.

The nature of our business is such that we may be subject to claims by third parties alleging infringements of various intellectual property rights. We intend to vigorously defend ourselves against any such claims. Where a liability arising from these claims is probable, an accrual is made based on our management’s best estimate. It is not considered that any resulting liability in excess of amounts recognized in our consolidated financial statements would materially affect our financial position.

Amounts payable by us under certain contracts are subject to audit rights held by third parties and the terms of such contracts may be open to subjective interpretation. We settle our liabilities under such contracts based on our assessment of the amounts due. However, we may be subject to claims that the amounts paid are incorrect. It is not considered that any resulting liability in excess of amounts recognized in the accompanying consolidated financial statements would materially affect our financial position.

We experience routine litigation in the normal course of our business. We believe that none of our pending litigation will have a material adverse effect on our consolidated financial condition, future results of operations or liquidity.

Our operations are subject to tax in various domestic and international jurisdictions and, as a matter of course, We are regularly audited by U.K. and overseas tax authorities. We believe that we have appropriately accrued for the expected outcome of all pending tax matters and do not currently anticipate that the ultimate resolution of pending tax matters will have a material adverse effect on our consolidated financial condition, future results of operations or liquidity.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in foreign exchange rates. We operate in international markets and have an operational presence in several countries. Accordingly, our costs and revenue are primarily denominated in a mixture of U.S. dollars, Israeli shekels, pounds sterling, euros and Indian rupees.

Approximately 46% of our revenue was denominated in currencies other than the U.S. dollar, principally pounds sterling and euros, during the fiscal year ended June 30, 2008. We estimate that the weaker U.S. dollar favorably impacted our total revenue for the fiscal year ended June 30, 2008 by approximately $27 million, or 3%, compared to what would have been achieved had foreign exchange rates been consistent with those prevailing during fiscal year ended June 30, 2007.

Approximately 75% of our total expenses were denominated in currencies other than the U.S. dollar, principally pounds sterling, Israeli shekels, euros and Indian rupees, during the fiscal year ended June 30, 2008. We estimate that the weaker U.S. dollar increased our total expenses in the fiscal year ended June 30, 2008 by approximately $32 million, or 5%, compared to what would have been achieved had foreign exchange rates been consistent with those prevailing during the fiscal year ended June 30, 2007.

As a result of fluctuations in foreign exchange rates, we experienced net gains on cash holdings of $18 million in the fiscal year ended June 30, 2008, of which a gain of approximately $17 million was recorded within operating expenses, and a gain of approximately $1 million was recorded within other comprehensive income. This gain arose because we were able to purchase currencies to fund planned expenditure at exchange rates that proved to be more favorable than the average exchange rates for the period, and hence offset in part the adverse impact of foreign exchange rates on our expenses.

We estimate that the weaker U.S. dollar increased our operating income in the fiscal year ended June 30, 2008 by approximately $12 million, or 6%, compared to what would have been achieved had foreign exchange rates been consistent with those prevailing during the fiscal year ended June 30, 2007.

As of June 30, 2008, approximately 62% of our cash was held in U.S. dollars, 13% in pounds sterling and 3% in Israeli shekels, with most of the remaining balance held in euros. Our policy is to hold cash in U.S. dollar bank deposits and to hold cash in other currencies to the extent that our cash flow projections indicate that we have need for those other currencies. In addition, a portion of our cash holdings is held in currencies other than the U.S. dollar in order to limit the impact on changes in exchange rates on our forecast operating income and net income, but, as a consequence, such practice introduces an element of exposure to movements in foreign exchange rates in respect of cash balances. Where we require other currencies or identify a surplus of non-U.S. dollar cash balances, we may make purchases or sales on the spot market. Historically, we have not entered into free-standing derivative contracts to hedge foreign exchange exposure arising from operating activities. We expect to review this policy from time to time as circumstances change. We had no derivative instruments outstanding as of June 30, 2008.

Our cash holdings are in excess of our immediate operating requirements; therefore, we are exposed to changes in market interest rates on cash deposits. We estimate that a decline in market interest rates available for cash deposits of one percentage point would decrease our annual interest income by approximately $7 million based on total cash on deposit of approximately $700 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of NDS Group plc:

We have audited the accompanying consolidated balance sheets of NDS Group plc as of June 30, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and other comprehensive income, and cash flows for each of the three fiscal years in the period ended June 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NDS Group plc at June 30, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2008, in conformity with accounting principles generally accepted in the United States.

As described in Note 2 to the consolidated financial statements, on July 1, 2007 the Company adopted the provisions of Financial Accounting Standards Board Interpretation No.48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109).” Also, as described in Note 15 to the consolidated financial statements, on June 30, 2007, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans, an amendment to FAS 87, 88, 106 and 132(R),” and as described in Note 2 to the consolidated financial statements, on July 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of NDS Group plc’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control─Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 8, 2008 expressed an unqualified opinion thereon.

Ernst & Young LLP

London, England
August 8, 2008

NDS Group plc

Consolidated Statements of Operations

	For the fiscal years ended June 30,
(in thousands, except per-share amounts)	2008	2007	2006

Revenue (inclusive of $493,375, $518,238 and $458,042 from related parties)	$850,148	$709,492	$600,123

Cost of goods and services sold (inclusive of $3,812, $3,036 and $2,138 to related parties	(318,540)	(268,484)	(242,622)

Gross Margin	531,608	441,008	357,501

Operating expenses (inclusive of $148, $284 and $173 to related parties)	(336,224)	(280,652)	(226,772)

Operating income	195,384	160,356	130,729

Interest income, net	27,103	25,296	15,446
Other expenses	(2,498)	─	─

Income before income tax expense	219,989	185,652	146,175

Income tax expense	(59,894)	(49,925)	(45,225)

Net income	$160,095	$135,727	$100,950

Net income per share:
Basic net income per share	$2.76	$2.37	$1.80
Diluted net income per share	$2.72	$2.33	$1.74

The accompanying notes form an integral part of these consolidated financial statements.

NDS Group plc

Consolidated Balance Sheets

	As of June 30,
(in thousands, except share amounts)	2008	2007

ASSETS
Current Assets:
Cash and cash equivalents	$734,992	$592,750
Accounts receivable, net (inclusive of $50,339 and $89,711 due from related parties)	126,131	134,624
Accrued income	46,948	40,605
Inventories, net	79,659	54,133
Prepaid expenses	24,904	19,415
Other current assets	4,203	3,926

Total current assets	1,016,837	845,453

Property, plant and equipment, net	49,741	54,801
Goodwill	134,693	124,614
Other intangibles, net	55,806	63,080
Deferred tax assets	17,370	11,600
Other non-current assets	101,702	45,305

Total assets	$1,376,149	$1,144,853

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable (inclusive of $4,846 and $2,165 due to related parties)	$33,611	$22,110
Deferred income	128,318	75,777
Accrued expenses	87,115	68,659
Income tax liabilities	24,513	17,693
Other current liabilities	20,673	18,287

Total current liabilities	294,230	202,526

Deferred income	79,100	157,517
Accrued expenses	67,713	42,883
Other non-current liabilities	4,701	3,654

Total liabilities	445,744	406,580

Commitments and Contingencies:
Shareholders’ Equity:
Series A ordinary shares, par value $0.01 per share (48,000,000 shares authorized; 16,250,058 and 15,718,904 shares outstanding as of June 30, 2008 and 2007, respectively)	162	157
Series B ordinary shares, par value $0.01 per share (52,000,000 shares authorized; 42,001,000 shares outstanding as of June 30, 2008 and 2007)	420	420
Deferred shares, par value £1 per share (42,000,002 shares authorized and outstanding as of June 30, 2008 and 2007)	64,103	64,103
Additional paid-in capital	590,663	563,388
Retained earnings	216,201	56,106
Other comprehensive income	58,856	54,099

Total shareholders’ equity	930,405	738,273

Total liabilities and shareholders’ equity	$1,376,149	$1,144,853

The accompanying notes form an integral part of these consolidated financial statements.

NDS Group plc

Consolidated Statements of Cash Flows

	For the fiscal years ended June 30,
(in thousands)	2008	2007	2006

Operating activities:
Net income	$160,095	$135,727	$100,950

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,368	19,240	17,058
Amortization of other intangibles	13,293	11,347	9,453
Equity-based compensation	17,128	10,175	6,626
Other	654	795	2,206

Change in operating assets and liabilities, net of acquisitions:
Inventories	(25,526)	(14,785)	2,168
Receivables and other assets	(59,677)	(51,407)	(48,429)
Deferred income	(25,876)	51,504	45,493
Accounts payable and other liabilities	39,464	11,357	28,383

Net cash provided by operating activities (inclusive of $443,585, $541,256 and $479,648 from related parties)	141,923	173,953	163,908

Investing activities:
Capital expenditure	(16,823)	(25,149)	(29,416)
Short-term investments (net)	─	184,401	(184,401)
Business acquisitions, net of cash acquired	(10,466)	(83,215)	(3,118)

Net cash (used in) provided by investing activities	(27,289)	76,037	(216,935)

Financing activities:
Issuance of shares (inclusive of realized excess tax benefits of $1,366, $4,033 and $7,828)	10,030	17,922	29,597

Net increase (decrease) in cash and cash equivalents	124,664	267,912	(23,430)

Cash and cash equivalents, beginning of period	592,750	320,636	339,791
Currency exchange movements	17,578	4,202	4,275

Cash and cash equivalents, end of period	$734,992	$592,750	$320,636

The accompanying notes form an integral part of these consolidated financial statements.

NDS Group plc

Consolidated Statements of Shareholders’ Equity and Other Comprehensive Income

	For the fiscal years ended June 30,
	2008		2007		2006
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount

Series A ordinary shares, par value $0.01 per share:
Balance, beginning of year	15,718,904	$157	14,873,262	$148	13,318,546	$133
Shares issued as equity-based compensation	531,154	5	845,642	9	1,554,716	15

Balance, end of year	16,250,058	162	15,718,904	157	14,873,262	148

Series B ordinary shares, par value $0.01 per share:
Balance, beginning and end of year	42,001,000	420	42,001,000	420	42,001,000	420

Deferred shares, par value £1 per share:
Balance, beginning and end of year	42,000,002	64,103	42,000,002	64,103	42,000,002	64,103

Additional paid-in capital:
Balance, beginning of year		563,388		534,668		498,363
Shares issued as equity-based compensation		8,659		13,880		21,754
Equity-based compensation, inclusive of tax benefit of $1,488, $4,665 and $7,925		18,616		14,840		14,551

Balance, end of year		590,663		563,388		534,668

Retained earnings (deficit):
Balance, beginning of year		56,106		(79,621)		(180,571)
Net income		160,095		135,727		100,950

Balance, end of year		216,201		56,106		(79,621)

Accumulated other comprehensive income:
Balance, beginning of year		54,099		47,976		44,305
Other comprehensive income		4,757		11,023		3,671
Adjustment to initially apply SFAS No. 158		─		(4,900)		─

Balance, end of year		58,856		54,099		47,976

Retained earnings (deficit) and accumulated other comprehensive income, end of year		275,057		110,205		(31,645)

Total shareholders’ equity:
Balance, beginning of year		738,273		567,694		426,753
Balance, end of year		$930,405		$738,273		$567,694

The accompanying notes form an integral part of these consolidated financial statements.

Consolidated Statements of Shareholders’ Equity and Other Comprehensive Income (continued)

	For the fiscal years ended June 30,
(in thousands)	2008	2007	2006

Comprehensive income:
Net income	$160,095	$135,727	$100,950

Other comprehensive income, net of tax:
Foreign currency translation adjustments (nil tax effect)	7,849	8,785	2,832
Pension liability adjustment, net of tax of $1,008, ($936) and ($361)	(3,092)	2,238	839

Total other comprehensive income, net of tax	4,757	11,023	3,671

Total comprehensive income	$164,852	$146,750	$104,621

Elements of accumulated other comprehensive income:
Foreign currency translation adjustments:
Balance, beginning of year	$58,999	$50,214	$47,382
Fiscal year activity (nil tax effect)	7,849	8,785	2,832

Balance, end of year	66,848	58,999	50,214

Pension liability adjustments:
Balance, beginning of year	(4,900)	(2,238)	(3,077)
Fiscal year activity, net of tax of $1,008, ($936) and ($361)	(3,092)	2,238	839
Adjustment to initially apply SFAS No. 158, net of tax of $2,100	─	(4,900)	─

Balance, end of year	(7,992)	(4,900)	(2,238)

Total accumulated other comprehensive income:
Total other comprehensive income for year, net of tax	4,757	11,023	3,671
Adjustment to initially apply SFAS No. 158, net of tax of $2,100	─	(4,900)	─
Total accumulated other comprehensive income, net of tax, beginning of year	54,099	47,976	44,305

Total accumulated other comprehensive income, net of tax, end of year	$58,856	$54,099	$47,976

The accompanying notes form an integral part of these consolidated financial statements.

NDS Group plc

Notes to Consolidated Financial Statements

Note 1. Description of business

NDS Group plc (the “Company”) is domiciled in the United Kingdom, incorporated in Great Britain and registered in England and Wales. The Company is engaged in the business of supplying open end-to-end digital technology and services to digital pay-television platform operators and content providers. The Company has customers throughout the world and has research and development facilities, customer support operations and administrative offices in the United Kingdom, Israel, France, Denmark, Germany, India, China, Hong Kong, South Korea, Australia and the United States. All reported revenue, expenses, assets, liabilities and cash flows relate to the continuing operations of the Company and its consolidated subsidiaries.

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

The Company maintains a 52-53 week fiscal year ending on the Sunday nearest to June 30th. Fiscal 2008 ended on June 29, 2008, fiscal 2007 ended on July 1, 2007 and fiscal 2006 ended on July 2, 2006. Fiscal 2008, fiscal 2007 and fiscal 2006 each comprised 52 weeks. For convenience purposes, the Company continues to date its financial statements as of June 30.

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

b) Use of estimates

The preparation of financial statements in conformity with GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Because of the use of estimates inherent on the financial reporting process, actual results could differ from those estimates.

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

f) Concentration of credit risk

Cash, cash equivalents and term deposits are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. These deposits may be redeemed upon demand or have original terms of up to three months. They are maintained with financial institutions of reputable credit and therefore bear minimal credit risk.

g) Inventories

Inventories are valued at the lower of cost (calculated on a first in, first out basis) and market value. Cost represents purchase price and, in respect of manufactured or processed items, includes an appropriate proportion of production overheads. Market value is based on estimated selling price, less further costs expected to be incurred to completion and disposal. A reserve is established for obsolete, slow-moving or defective items where appropriate.

Contract work-in-progress represents the cost of purchased goods and services and the direct labor cost of work undertaken for customer contracts, where such costs can be clearly related to development and integration work for which the associated revenue has not been recognized.

Where the Company has supplied smart cards and other hardware as an integral part of a support and maintenance contract but has received no initial sale consideration, the cost of the smart cards is deferred and amortized over the term of the support and maintenance contract.

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

Intellectual property rights purchased or licensed by the Company are included at cost as other intangible assets and are amortized on a straight-line basis over their useful economic lives. Intellectual property rights and customer relationships acquired by way of business combination are included within other intangible assets at fair value estimated as of the date of acquisition. The useful lives of purchased or licensed intellectual property rights and customer relationships are considered on a case-by-case basis. The estimates of the periods over which benefits will accrue to the Company in respect of other intangible asests have ranged from three to fourteen years. An impairment test is conducted if circumstances indicate that the carrying value may not be recoverable and any impairment is recorded in the consolidated statement of operations in the period in which it is identified.

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

Payments to customers

In certain situations, the Company has made payments to customers at the inception of a contract which will be repaid out of future revenues over the term of the contract. Such payments are initially recorded within other assets and subsequently released to the consolidated income statement on a straight-line basis over the term of the contract, as a reduction in revenue.

(in thousands)	Payments made to customers

Included within other assets as of July 1, 2007	$	─
Payments made in the year		33,154
Released to income statement as a reduction in revenue		(5,450)

Included within other assets as of June 30, 2008		$27,704

Equivalent amounts in the fiscal years ended June 30, 2007 and 2006 were not material.

k) Research and development costs

Research and development costs are charged to expense when incurred. The total research and development cost was $198.9 million, $174.4 million and $145.5 million in the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

l) Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires an asset and liability approach for financial accounting and reporting for income taxes. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are established where management determines that it is more likely than not that some portion or all of a deferred tax asset will not be realized. Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries to the extent amounts are expected to be reinvested indefinitely.

On July 1, 2007, the Company adopted the provisions of FIN No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), which did not have a material impact to the Company’s liability for unrecognized tax benefits.

The following table summarizes the change in the accrual for uncertain tax positions (excluding interest and penalties):

(in thousands)	Accrual for uncertain tax positions

Balance as of July 1, 2007	$1,675
Additions for prior year tax positions	535
Additions for current year tax positions	278
Reduction for prior year tax positions	(214)

Balance as of June 30, 2008	$2,274

Substantially all of the total unrecognized tax benefits at June 30, 2008 would affect the Company’s effective income tax rate, if and when recognized in future fiscal years.

The implementation impact had no impact on the Company’s consolidated balance sheet as of July 1, 2007.

The Company recognizes interest and penalty charges related to unrecognized tax benefits as income tax expense, which is consistent with the recognition in prior reporting periods. The amount of interest and penalties accrued through July 1, 2007 and as of June 30, 2008 was not material.

The Company does not presently anticipate such uncertain income tax positions will significantly increase or decrease in the next 12 months; however, actual developments in this area could differ from those currently expected.

Her Majesty’s Revenue and Customs in the United Kingdom has completed its review of the Company’s U.K. tax returns for all fiscal years through fiscal 2006 and has commenced a review of the Company’s U.K. tax returns for fiscal 2007. Additionally, the Company’s income tax returns for the fiscal years 2003 through 2007 are under examination in various foreign jurisdictions.

m) Comprehensive income

The Company follows SFAS No. 130, “Reporting Comprehensive Income,” for the reporting and display of comprehensive income. Comprehensive income comprises net income, foreign currency translation adjustments and certain pension adjustments.

n) Equity-based compensation

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

o) Government incentives

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

p) New accounting pronouncements

Business acquisitions and disposals

In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141R will become effective for the Company in the first quarter of fiscal 2010. This standard will change the Company’s accounting treatment for business combinations on a prospective basis.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions involving minority interest holders. SFAS No. 160 will become effective for the Company in the first quarter of fiscal 2010. This standard will change the Company’s accounting treatment for transactions involving any minority interest holders.

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

In March 2007, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payment for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. EITF 07-3 requires that such amounts be recognized as an expense as the goods are delivered or the related services are performed. If, subsequently, based on management’s assessment, it is no longer expected that the goods will be delivered or services will be rendered, then EITF 07-3 requires that the capitalized advance payment be charged to expense. EITF 07-3 will be effective for the Company beginning in fiscal 2009. The Company does not anticipate that the adoption of EITF 07-3 will have any material impact on the Company’s future consolidated results of operations and financial condition.

Note 3. Net income per share

Basic net income per share is calculated as net income divided by the weighted average number of ordinary shares in issue in each period. The interests of ordinary shareholders may be diluted due to the existence of equity awards granted to employees. The dilutive effect of potential shares to be issued pursuant to outstanding equity awards has been calculated using the treasury method and as such, is a function of the average share price in each period. The Company has two classes of ordinary shares: Series A ordinary shares, par value $0.01 per share (“Series A Ordinary Shares”) and Series B ordinary shares, par value $0.01 per share (“Series B Ordinary Shares”), which have equal rights except in respect of voting and, as such, have equal weighting in the calculation of net income per share and equal net income per share.

The numerator for the calculations of net income per share is net income. The denominator for the calculations is the weighted average number of ordinary shares, as follows:

	For the fiscal years ended June 30,
	2008	2007	2006

Weighted average number of ordinary shares in issue	58,023,358	57,227,347	56,082,819
Effect of dilutive equity awards	936,646	938,599	1,917,352

Denominator for dilutive net income per share	58,960,004	58,162,946	58,000,171

Anti-dilutive equity awards excluded from calculation	20,933	189,593	971,168

Note 4. Acquisitions

Fiscal 2008 transaction

In August 2007, the Company acquired CastUp, Inc., a provider of solutions for the hosting, management and distribution of video over the Internet, for initial cash consideration and costs of $10.4 million. A further payment of approximately $0.9 million is expected to be paid during the fiscal year ending June 30, 2009. The fair value of assets and liabilities acquired was as follows:

(in thousands)	Fair Value

Cash	$24
Other current assets	933
Goodwill	8,417
Other intangibles	4,301
Other long-term assets	88
Current liabilities	(1,093)
Deferred tax liabilities	(1,290)
Other liabilities	(107)

Total consideration	$11,273

Other intangible assets acquired comprise intellectual property rights and customer relationships that are being amortized over their expected useful lives of between five and 14 years.

Fiscal 2007 transactions

In December 2006, the Company completed the acquisition of Jungo Limited (“Jungo”), an Israeli-based developer and supplier of software for use in residential gateway devices. The initial consideration paid in cash, including acquisition related costs, was $91.1 million ($77.6 million, net of cash acquired). The fair value of assets and liabilities acquired was as follows:

(in thousands)	Fair Value

Cash	$13,572
Other current assets	3,340
Goodwill	53,257
Other intangibles	28,400
Other long-term assets	1,319
Current liabilities	(3,323)
Deferred tax liabilities	(3,865)
Other liabilities	(1,568)

Total consideration	$91,132

The Company acquired Jungo to enable the development an integrated solution for enhanced television and broadband services. Other intangible assets acquired comprise intellectual property rights and customer relationships that are being amortized over their expected useful lives of between five and fourteen years.

The following unaudited pro forma consolidated results of operations for the two fiscal years ended June 30, 2007 assume that the acquisition of Jungo was completed on July 1, 2005.

(in thousands)	For the fiscal years ended June 30,
	2007	2006

Revenue	$719,000	$612,161
Net income	136,455	100,015

Basic net income per share	$2.38	$1.78
Diluted net income per share	$2.35	$1.72

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

(in thousands)	Fair Value

Cash	$5
Other current assets	955
Goodwill	768
Other intangibles	1,973
Deferred tax assets	1,191
Other long-term assets	137
Current liabilities	(1,836)

Total consideration	$3,193

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

Fiscal 2006 transactions

In September 2005, the Company acquired NT Media Limited (“NT Media”), a developer of gaming applications, for initial consideration of $3.2 million paid in cash. The fair value of assets and liabilities acquired was as follows:

(in thousands)	Fair Value

Cash	$67
Other current assets	347
Goodwill	916
Other intangibles	3,054
Other long-term assets	21
Current liabilities	(303)
Other liabilities	(917)

Total consideration	$3,185

The intangible assets acquired comprise intellectual property rights which are being amortized over their expected useful lives of five years.

The NT Media purchase agreements provided that additional consideration may be payable in cash, contingent upon the business achieving certain targets through September 1, 2008. As of June 30, 2007, approximately $2.4 million of contingent consideration had been paid and a further $0.8 million accrued, all of which has been recorded within the consolidated statement of operations. A further maximum amount of $1.5 million may be recorded within the consolidated statement of operations in future periods. During the fiscal year ended June 30, 2008, goodwill was reduced by $0.2 million upon the favorable resolution of a tax contingency for which no benefit was recognized as of the date of acquisition.

Note 5. Inventories

	As of June 30,
(in thousands)	2008	2007

Unprocessed smart cards and their components	$61,364	$51,630
Inventory reserves	(4,369)	(2,434)

	56,995	49,196

Deferred smart card costs	16,216	2,476
Contract work-in-progress	6,448	2,461

Total inventories	$79,659	$54,133

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

Note 6. Accounts receivable

	As of June 30,
(in thousands)	2008	2007

Gross amount due	$127,621	$134,796
Less valuation reserves	(1,490)	(172)

	$126,131	$134,624

Two customers, both of whom are related parties, accounted for an aggregate of 34.2% of gross accounts receivable as of June 30, 2008. A third customer accounted for 10.5% of gross accounts receivable as of June 30, 2008. No other customer individually accounted for more than 5% of gross accounts receivable.

Note 7. Property, plant and equipment

		As of June 30,
(in thousands)	Useful Lives	2008	2007

Leasehold improvements	3 to 7 years	$28,041	$26,297
Plant and equipment	2 to 5 years	126,341	120,567

		154,382	146,864
Less accumulated depreciation		(104,641)	(92,063)

Total property, plant and equipment, net		$49,741	$54,801

(in thousands)	For the fiscal years ended June 30,
	2008	2007	2006

Depreciation related to property, plant and equipment	$22,368	$19,240	$17,058

Operating lease expense	$22,655	$18,500	$16,118

Estimated future minimum rental payments under operating lease arrangements existing as of June 30, 2008 were as follows:

(in thousands)	Minimum Rental Payments

Fiscal 2009	$25,636
Fiscal 2010	22,215
Fiscal 2011	16,876
Fiscal 2012	14,768
Fiscal 2013	12,045
Thereafter	26,709

Total minimum rental payments	$118,249

Certain of the Company’s property leases contain terms that permit upwards-only rent reviews. It is not possible to quantify the effect, if any, that such reviews may have on future rental payments.

Note 8. Goodwill and other intangible assets

Goodwill

The movement in goodwill during the fiscal year ended June 30, 2008 was as follows:

(in thousands)	Goodwill

Beginning of year	$124,614
Additions (see Note 4)	8,417
Other	(217)
Foreign exchange movement	1,879

End of year	$134,693

Other intangibles

Other intangible assets comprise intellectual property rights and customer relationships:

		As of June 30,
(in thousands)	Useful Lives	2008	2007

Intellectual property rights	3 to 10 years	$92,229	$90,320
Customer relationships	Up to 14 years	22,084	17,500

		114,313	107,820
Less accumulated amortization		(58,507)	(44,740)

Other intangibles, net		$55,806	$63,080

(in thousands)	For the fiscal years ended June 30,
	2008	2007	2006

Amortization of other intangibles	$13,293	$11,347	$9,453

Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the next succeeding five fiscal years is as follows: fiscal 2009 ─ $13.4 million; fiscal 2010 ─ $13.4 million; fiscal 2011 ─ $8.3 million; fiscal 2012 ─ $3.5 million; and fiscal 2013 ─ $2.7 million.

Note 9. Deferred income

	As of June 30,
(in thousands)	2008	2007

Deferred security fees	$135,175	$180,009
Advance receipts and other deferred income	72,243	53,285

Total deferred income	$207,418	$233,294

Included within current liabilities	$128,318	$75,777
Included within non-current liabilities	79,100	157,517

	$207,418	$233,294

Note 10. Shareholders’ equity

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

Holders of the two classes of ordinary shares have the same shareholder rights, except that the Series A Ordinary Shares are entitled to one vote per share and the Series B Ordinary Shares are entitled to ten votes per share. The Series B Ordinary Shares may be converted by the shareholder into Series A Ordinary Shares, at the election of the shareholder at any time. Automatic conversion will occur if any sale, transfer or other disposal results in the cessation of the ultimate beneficial ownership of the Series B Ordinary Shares being retained by entities controlled by News Corporation.

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

a) Provision of technology and services

Technology and services for digital pay-television platform operators are supplied to affiliates and subsidiaries of News Corporation. The principal related parties to whom the Company supplied such services throughout the period covered by these consolidated financial statements are BSkyB, FOXTEL, Sky Network Television and Tata Sky (all of which currently are affiliates of News Corporation), and SKY Italia and STAR TV (both of which are wholly owned subsidiaries of News Corporation). Until February 2008, News Corporation held a 41% interest in DIRECTV. In February 2008, News Corporation divested of its entire interest in its affiliate DIRECTV; therefore, the Company no longer considers DIRECTV or its affiliates DIRECTV Latin America, Sky Brasil and Sky Mexico, to be related parties. In April 2008, News Corporation increased its interest in Premiere AG (“Premiere”), a customer of the Company, to a level where it is now considered to be a related party.

Revenue recognized from such related parties was as follows:

(in thousands)	For the fiscal years ended June 30,
	2008	2007	2006

Revenue from related parties (1)	$493,375	$518,238	$458,042

(1)	Includes revenue from DIRECTV and its affiliates through February 2008 and revenue from Premiere from April 2008.

Included within the consolidated balance sheet are the following amounts in respect of normal sales transactions with related parties:

	As of June 30,
(in thousands)	2008 (1)	2007 (2)

Accounts receivable	$50,339	$89,711
Accrued income	11,299	26,854
Other assets	27,704	—
Deferred income	$(73,099)	$(200,478)

(1)	Includes items in respect of Premiere.

(2)	Includes items in respect of DIRECTV and its affiliates.

b) Royalty payments

A royalty is payable to a related party in respect of certain intellectual property rights that the Company has licensed for use in certain applications supplied to customers. The royalty expense in respect of this related party arrangement, which is included within cost of goods and services sold, was as follows:

(in thousands)	For the fiscal years ended June 30,
	2008	2007	2006

Royalties payable to related party	$3,812	$3,036	$2,138

Included within the consolidated balance sheet are the following amounts in respect of royalties payable to a related party:

	As of June 30,
(in thousands)	2008	2007

Accrued expenses	$3,148	$3,553

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

Administration fees charged to the Company in respect of these services were as follows:

(in thousands)	For the fiscal years ended June 30,
	2008	2007	2006

Administration fees charged by related parties	$148	$284	$173

As part of these administration and finance services, News Corporation pays certain costs (principally certain payroll, employee benefits, legal and property expenses) on behalf of the Company. The Company reimburses News Corporation for such payments, typically the month following that in which the payment was made by a subsidiary of News Corporation. Included within the consolidated balance sheets are the following amounts that were owed to News Corporation in respect of administrative services and other costs paid by News Corporation on behalf of the Company:

	As of June 30,
(in thousands)	2008	2007

Accounts payable	$4,846	$2,165

d) Other

The Company has a short-term loan facility of £30 million (approximately $60 million) from a subsidiary of News Corporation. The facility has no expiry date and no amounts were drawn down as of June 30, 2008 or June 30, 2007. The facility is considered to be adequate for the Company’s needs.

The Company has entered into cross-guarantees with HSBC Bank plc (“HSBC”) providing mutual guarantees with other subsidiaries of News Corporation for amounts owed to HSBC under a collective overdraft facility of £20 million (approximately $40 million). News Corporation has indemnified the Company against any liabilities which the Company may be required to pay under these cross-guarantees. The Company has been informed by News Corporation that no amounts were owed to HSBC as of June 30, 2008 or June 30, 2007 which would be covered by these guarantees.

Note 12. Contingencies and commitments

a) Firm commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments at June 30, 2008.

	As of June 30, 2008
	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating lease obligations	$118,249	$25,636	$39,091	$26,813	$26,709
Smart card purchase obligations	25,540	25,540	─	─	─

	$143,789	$51,176	$39,091	$26,813	$26,709

b) Litigation

Echostar Litigation

On June 6, 2003, Echostar Communications Corporation, Echostar Satellite Corporation, Echostar Technologies Corporation and Nagrastar L.L.C. (collectively, “Echostar”) filed an action against us the Company the United States District Court for the Central District of California. That complaint purported to allege claims for violation of the Digital Millennium Copyright Act (“DMCA”), the Communications Act of 1934 (“Communications Act”), the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, California’s Unfair Competition Law (“UCL”) and the federal Racketeer Influenced and Corrupt Organizations (“RICO”) statute. The complaint also purported to allege claims for civil conspiracy, misappropriation of trade secrets and interference with prospective business advantage. The complaint sought injunctive relief, unspecified compensatory and exemplary damages and restitution. Extensive motion practice ensued regarding this complaint, regarding subsequent complaints filed by Echostar, and regarding counterclaims asserted by the Company.

The trial of this case began April 9, 2008. Echostar’s claims under the DMCA, the Communications Act, the California Penal Code, and RICO were tried to the jury, Echostar’s UCL claim was tried to the court and the Company’s counterclaim under the California Uniform Trade Secrets Act was tried to the jury. All other claims were either dismissed by the court or abandoned by the parties.

On May 15, 2008, the jury returned its verdict. The jury found the Company not liable on three counts and awarded minimal damages on the remaining three counts. On those latter three counts, the jury awarded Echostar actual damages of $45.69 or, in the alternative, statutory damages of $1,000. The Company believes that these awards relate to a single incident involving a test of a card during the course of the Company’s anti-piracy efforts. The jury found Echostar not liable on the Company’s counterclaim.

One claim, Echostar’s UCL claim, has not yet been decided. By law, this claim must be decided by the judge rather than the jury. Any ruling on that claim must be consistent with the jury’s verdict, however, and the court has not yet provided a decision on the UCL claim. A hearing on the UCL claim has been set for August 19, 2008.

Echostar has expressed publicly an intention to seek an award of attorneys’ fees and costs. The Company believes that any such claim by Echostar would be without merit and intends to vigorously defend against any such claim.

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

c)  Government grants

The Company has received grants from the government of the State of Israel towards the cost of certain capital expenditure. If the conditions of these grants are not complied with, the grants may be required to be refunded, in whole or in part, with interest from the date of receipt. The major conditions relating to a grant concern the maintenance of adequate non-distributable reserves and retention of the associated assets for a set period of time. The cumulative amount received and receivable as of June 30, 2008 was approximately $17.1 million. It is not anticipated that any repayment of these grants will be required. Property, plant and equipment situated in Israel with a net book value of $10.1 million as of June 30, 2008 is the subject of a lien to secure compliance with the terms of the grants.

d) Guarantees

In the normal course of business, the Company provides, and from time to time makes payments in respect of, indemnification agreements of varying scopes, including warranties concerning the security of the Company’s smart cards, limited product warranties and indemnification of customers against claims of intellectual property infringement made by third parties arising from the use of the Company’s products or services. Also, the Company may be subject to liquidated damages in the event of late delivery of goods or services. The nature of these commitments has been considered in determining the revenue and costs recognized in these consolidated financial statements. Costs are accrued for known warranty and indemnification issues if a loss is probable and can be reasonably estimated. Historically, costs related to these warranties and indemnification agreements have not been significant, but because potential future costs are highly variable, the Company is unable to estimate the maximum potential impact of these guarantees on the Company’s future results of operations.

e) Other

The nature of the Company’s business is such that it may be subject to claims by third parties alleging infringements of various intellectual property rights. The Company intends to vigorously defend against any such claims. Where a liability arising from these claims is probable, an accrual is made based on management’s best estimate. It is not anticipated that any resulting liability in excess of amounts recognized in these consolidated financial statements will materially affect the Company’s financial position.

Amounts payable by the Company under certain contracts are subject to audit rights held by third parties and the terms of such contracts may be open to subjective interpretation. The Company settles its liabilities under such contracts based on its assessment of the amounts due. However, it may be subject to claims that the amounts paid are incorrect. It is not anticipated that any resulting liability in excess of amounts recognized in these consolidated financial statements will materially affect the Company’s financial position.

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

Note 13. Equity-based compensation

The following amounts have been recorded in the consolidated financial statements relating to equity-based compensation:

(in thousands, except share numbers)	For the fiscal years ended June 30,
	2008	2007	2006

Number of shares issued in respect of stock options exercised	469,638	845,652	1,554,716
Number of shares issued in respect of vested conditional awards, net of statutory tax withholdings	61,516	─	─

Number of shares issued in respect of equity compensation plans	531,154	845,652	1,554,716

Equity-based compensation cost included within the statement of operations:
Operating expenses	$17,128	$10,175	$6,626
Tax benefit within income tax expense	(2,730)	(1,784)	(1,179)

Net of tax amount	$14,398	$8,391	$5,447

Net cash received from equity-based awards	$8,664	$13,889	$21,769

Excess tax benefits derived from equity-based awards	$1,488	$4,665	$7,925

As of June 30, 2008, the total compensation cost related to non-vested equity awards not yet recognized was $36.8 million and the period over which it is expected to be recognized is 3.1 years. The Company’s Board of Directors may grant additional stock options or other equity-based compensation in the future, which would result in additional operating expenses being recorded in future periods.

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

During the fiscal years ended June 30, 2008 and June 30, 2007, fixed conditional awards over an aggregate of 24,500 Series A Ordinary Shares and 43,500 Series A Ordinary Shares, respectively, were awarded to certain employees and directors. The fiscal 2008 fixed conditional awards vest in four equal annual installments beginning on August 15, 2008 and the fiscal 2007 fixed conditional awards vest in four equal annual installments beginning on August 15, 2007, each subject to, among other conditions, the individual’s continued employment with the Company. The grant date fair value of the fiscal 2008 fixed conditional awards was $55.91 per share, and the grant date fair value of the fiscal 2007 fixed conditional awards was $51.57 per share.

In addition, during the fiscal years ended June 30, 2008 and June 30, 2007, certain employees and executives of the Company had the opportunity to earn grants of Series A Ordinary Shares under the Plan conditioned upon the attainment of pre-determined operating income goals for the applicable fiscal year (“Performance-Based Conditional Awards’). To the extent that it was determined that the Company’s actual operating income for the applicable fiscal year fell within the performance goal range, the employees or executives received a percentage of his or her annualized base salary, ranging from 0% to 45% for the vast majority of recipients; however, the range for some recipients was from 0% to up to 187.5% for the fiscal year ended June 30, 2008 and from 0% to up to 225% for the fiscal year ended June 30, 2007. The Performance-Based Conditional Awards are paid in time-vested Series A Ordinary Shares. In August 2008, 436,394 ADRs representing Series A Ordinary Shares were awarded in satisfaction of the Fiscal 2008 Performance-Based Conditional Awards. In August 2007, 286,841 ADRs representing Series A Ordinary Shares were awarded in satisfaction of the Fiscal 2007 Performance-Based Conditional Awards. The Fiscal 2008 Performance-Based Conditional Awards vest in four equal annual installments beginning on August 15, 2008 and the Fiscal 2007 Performance-Based Conditional Awards vest in four equal annual installments beginning on August 15, 2007, each subject to, among other conditions, the individual’s continued employment with the Company. The grant date fair value of the Fiscal 2008 Performance-Based Conditional Awards was $55.91 per share, and the grant date fair value of the Fiscal 2007 Performance-Based Conditional Awards was $51.57 per share.

The following table summarizes activity with respect to equity-based awards granted under the Plan:

	2008		2007		2006
	Weighted Average Grant Date Fair Value	ADRs	Weighted Average Grant Date Fair Value	ADRs

Unvested ADRs, beginning of year	$51.57	43,500		─	─
Awarded	51.95	314,341	$51.57	43,500	─
Vested	51.57	(82,493)		─	─
Lapsed	52.26	(18,906)		─	─

Unvested ADRs, end of year	$51.98	256,442	$51.57	43,500	─

Vested but unissued ADRs, beginning of year		─		─	─
Vested	51.57	82,493		─	─
Issued	51.57	(61,516)
Statutory tax withholding	51.57	(15,084)		─	─
Lapsed	51.57	─		─	─

Vested but unissued ADRs, end of year	$51.57	5,893		─	─

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

The following table summarizes information about the Company’s stock option transactions:

	For the fiscal year ended June 30, 2008
	Number	Weighted Average Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at July 1, 2007	2,789,602	$29.05
Granted	─	─
Exercised	(469,638)	$20.31
Forfeited	(32,191)	$37.30
Expired	─	─

Outstanding at June 30, 2008	2,287,773	$30.72	5.8	$65,160

Vested or expected to vest (after allowing for expected forfeitures) at June 30, 2008	2,268,937	$30.62	5.7	$64,857

Vested at June 30, 2008	1,807,619	$27.62	5.3	$57,086

(in thousands, except per share amounts)	For the fiscal years ended June 30,
	2008		2007		2006

Weighted average fair value of stock options granted in period using the assumptions set out below	$	─	$	─	$29.42

Total intrinsic value of stock options exercised		$16,413		$27,299	$45,975

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model, using the following assumptions:

For the fiscal year ended June 30, 2006

Risk-free interest rate	4.5%
Dividend yield	─
Expected volatility	72%
Expected life of stock options	6.3 years

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

Note 14. Income taxes

Significant components of the Company’s provisions for income taxes were as follows:

(in thousands)	For the fiscal years ended June 30,
	2008	2007	2006

UK current tax	$58,805	$44,568	$39,323
Overseas current tax	16,643	12,648	9,816
Double tax relief	(9,718)	(5,248)	(3,557)

Total current tax	65,730	51,968	45,582

UK deferred tax	(2,178)	361	(105)
Overseas deferred tax	(3,658)	(2,404)	(252)

Total deferred tax	(5,836)	(2,043)	(357)

Total income tax expense	$(59,984)	$49,925	$45,225

Tax benefits on stock options, credited to additional paid-in capital	$(1,488)	$(4,665)	$(7,925)

Income before income taxes arose in the United Kingdom and overseas as follows:

(in thousands)	For the fiscal years ended June 30,
	2008	2007	2006

UK income before income taxes	$188,226	$150,661	$132,176
Overseas income before income taxes	31,763	34,991	13,999

Total income before income taxes	$219,989	$185,652	$146,175

The reconciliation of income tax computed at the U.K. statutory rate to the income tax expense is as follows:

	For the fiscal years ended June 30,
	2008	2007	2006

Income tax at U.K. statutory rate	29.5%	30.0%	30.0%

Effect of different tax rates	(1.0)%	(0.5)%	(0.4)%
Research and development allowances	(1.5)%	(1.9)%	(0.7)%
Equity-based compensation	1.1%	0.6%	0.6%
Other permanent differences	1.7%	0.6%	0.5%

Change in U.K. statutory tax rate	0.1%	─	─
Movement in valuation reserve	(2.0)%	(1.4)%	0.9%
Adjustments in respect of previous years’ accruals	(0.7)%	(0.5)%	0.0%

Effective income tax rate	27.2%	26.9%	30.9%

The following is a summary of the components of the deferred tax accounts:

	As of June 30,
(in thousands)	2008	2007
Deferred tax assets:
Property, plant and equipment	$537	$774
Accrued expenses	4,300	4,367
Pension liability	2,504	1,643
Equity awards	4,344	2,711
Research and development allowances	2,761	1,465
Benefit of operating losses carried forward	3,812	5,878
Benefit of capital losses carried forward	612	660

Total deferred tax assetss	18,870	17,498

Deferred tax liabilities:
Other intangibles	(5,524)	(4,686)
Accrued expenses	(65)	(92)

Total deferred tax liabilities	(5,589)	(4,778)

Net deferred tax asset, before valuation reserves	13,281	12,720
Valuation reserve	(612)	(4,774)

Net deferred tax asset, after valuation reserves	$12,669	$7,946

As of June 30, 2008 and 2007, the Company had net non-current deferred tax assets of $17.4 million and $11.6 million, respectively, and had net non-current deferred tax liabilities of $4.7 million and $3.7 million, respectively.

As of June 30, 2008, the Company had approximately $12 million of net operating loss carry-forwards related to overseas operations available to offset future taxable income. These net operating losses may be carried forward indefinitely. In assessing the realizability of deferred tax assets, management evaluates a variety of factors in considering whether it is more likely than not that some portion or all of the deferred tax assets will ultimately be realized. Management considers earnings expectations, the existence of taxable temporary differences, tax planning strategies and the periods in which estimated losses can be utilized. Based upon this analysis, management concluded during the fiscal year ended June 30, 2008, that it is more likely than not that the Company will realize all of the benefits of its deferred tax assets related to net operating loss carry-forwards. Accordingly, valuation allowances of $4.5 million were reversed during the fiscal year ended June 30, 2008 and no valuation reserve against operating loss carryforwards remains as of June 30, 2008. Additionally, the Company has approximately $2 million of U.K. capital losses available to offset future capital gains. These capital losses may be carried forward indefinitely. A valuation reserve of $0.6 million reduces the deferred tax asset in respect of capital losses to nil as of June 30, 2008 and 2007.

The Company has not provided for possible U.K. and other foreign taxes on the undistributed earnings of foreign subsidiaries that are considered to be reinvested indefinitely. Calculation of the unrecognized deferred tax liability for temporary differences related to these earnings is not practicable. Undistributed earnings of foreign subsidiaries considered to be indefinitely reinvested amounted to approximately $128 million as of June 30, 2008.

Note 15. Pension and other post-employment benefits

Defined contribution arrangements

Most U.K. employees of the Company are eligible for membership of the News International Pension Plan, a defined contribution scheme operated for the benefit of certain U.K. employees of News Corporation. The Company also makes contributions to other defined contribution pension plans. Aggregate Company contributions to defined contribution plans amounted to $12.5 million, $9.8 million and $7.9 million for the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

Multi-employer arrangements

Certain employees are eligible for membership of the News America Incorporated Employees’ Pension and Retirement Plan and other defined benefit pension schemes which are operated by News Corporation for the benefit of certain of its controlled subsidiaries. As such, and so far as they relate to the Company, they are multi-employer defined benefit schemes. It is not possible to determine the assets and liabilities of these schemes relating to the obligations of the Company to current and former employees. Accordingly, the expense recorded in the consolidated statement of operations equates to the contributions payable in the fiscal year, as determined by third party actuaries. Company contributions amounted to $1.3 million, $1.1 million and $0.9 million for the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

Severance pay arrangements

In certain countries in which the Company has operations, principally Israel, but also in India and Korea, it is obliged to make severance payments to employees leaving employment in most circumstances. The payment is based on the latest monthly salary for each year of service. The payment obligations are funded by payments to funds held by third party investment managers under approved plans. The liability is recorded gross and a separate asset is recorded equal to the market value of the funds held by investment managers. The costs associated with these arrangements included within the consolidated statement of operations amounted to $9.4 million, $5.5 million and $5.6 million for the fiscal years ended June 30, 2008, 2007 and 2006, respectively. The following amounts are included in the consolidated balance sheets in respect of these arrangements are as follows:

	As of June 30,
(in thousands)	2008	2007

Investment funds, included within other non-current assets	$49,357	$30,644

Liability, included within non-current accrued expenses	$(58,732)	$(37,408)

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

The elements of net periodic pension expense are as follows:

(in thousands)	For the fiscal years ended June 30,
	2008	2007	2006

Service cost	$230	$209	$178
Interest cost	1,328	1,194	978
Expected return on assets	(1,254)	(1,033)	(825)
Net amortization of loss	424	604	583

Net periodic pension expense	$728	$974	$914

The following assumptions were used in determining the net periodic benefit costs for the plan:

(in thousands)	For the fiscal years ended June 30,
	2008	2007	2006

Assumed discount rate	5.75%	5.25%	5.00%
Expected long-term rate of return on plan assets	7.00%	7.00%	7.50%
Rate of compensation increase	4.75%	4.50%	4.25%

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

The funding of the Company’s defined benefit pension plan is as follows:

	As of June 30,
(in thousands)	2008	2007

Fair value of plan assets	$18,192	$17,789
Projected benefit obligation (“PBO”)	(27,173)	(23,264)

Funded status, recognized in the consolidated balance sheet	$(8,981)	$(5,475)

The accumulated benefit obligation of the Company’s defined benefit plan was $20.8 million and $16.5 million as of June 30, 2008 and 2007, respectively.

Amounts recognized in accumulated other comprehensive income consist of:

(in thousands)	As of June 30, 2008

Actuarial losses	$11,100
Tax benefit thereon	(3,108)

Net amount recognized	$7,992

Actuarial losses included in accumulated other comprehensive income and expected to be recognized as a component of net periodic pension costs in fiscal 2009, are not material.

Additional information:

(in thousands)	As of June 30,
	2008	2007	2006

Decrease (increase) in liability reflected in other comprehensive income	$(4,100)	$3,174	$1,200
Tax (expense) benefit thereon	1,008	(936)	(361)

Net decrease (increase) in liability reflected in other comprehensive income	$(3,092)	$2,238	$839

Weighted average assumptions used to determine benefit obligations:
Discount rate	6.00%	5.75%	5.25%
Rate of increase in future compensation	5.25%	4.75%	4.50%

The following table is a reconciliation of PBO:

	As of June 30,
(in thousands)	2008	2007

PBO, beginning of year	$23,264	$21,585
Service cost	230	209
Interest on PBO	1,328	1,194
Actuarial gain (loss)	2,522	(1,545)
Benefits paid	(278)	(257)
Employee contributions	274	249
Foreign exchange movements	(167)	1,829

PBO, end of year	$27,173	$23,264

The following table is a reconciliation of the fair value of plan assets:

	As of June 30,
(in thousands)	2008	2007

Plan assets at fair value, beginning of year	$17,789	$13,670
Employer contributions	1,334	1,261
Employee contributions	274	249
Benefits paid	(278)	(257)
Return on assets	(811)	1,591
Foreign exchange movements	(116)	1,275

Plan assets at fair value, end of year	$18,192	$17,789

The following table sets forth the estimated benefit payments for the next five fiscal years and in aggregate for the five fiscal years thereafter. The expected benefits are estimated based on the same assumptions used to measure the Company’s benefit obligation at the end of the fiscal year and include benefits attributable to estimated future employee service:

(in thousands)	Expected pension payments

Fiscal 2009	$285
Fiscal 2010	301
Fiscal 2011	313
Fiscal 2012	331
Fiscal 2013	399
Fiscal 2014 to 2018	3,421

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

The Company’s benefit plan weighted-average asset allocations as of June 30, 2008 and 2007, by asset category, are as follows:

	As of June 30,
	2008	2007

Domestic / General equity	35.60%	60.00%
International equity	23.10%	─
International debt securities	30.30%	40.00%
Cash	0.50%	─
Other	10.50%	─

Fair value of plan assets	100.00%	100.00%

The Company’s committed minimum contributions in fiscal 2009 are expected to be $0.4 million.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 became effective for the Company as of the fiscal year ended June 30, 2007. The adoption of SFAS No. 158 had no impact on the Company’s consolidated results of operations. Other comprehensive income for fiscal 2007 and stockholders’ equity as of June 30, 2007 was reduced by approximately $4.9 million (net of tax of approximately $2.1 million) as a result of adopting SFAS No. 158.

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

Note 16. Segment information

The Company aggregates its operations into a single reportable segment in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” being the supply of open end-to-end digital technology and services to digital pay-television platform operators and content providers.

Revenue analyzed by geographical destination (i.e., the country of operations of the customer) was as follows:

(in thousands)	As of June 30,
	2008	2007	2006

United Kingdom	$214,478	$201,121	$163,804
Europe and the Middle East	203,699	158,280	126,157
North America	248,494	213,001	215,856
Latin America	76,592	49,055	37,395
Asia Pacific	106,885	88,035	56,911

	$850,148	$709,492	$600,123

Revenues from North America include $248.3 million, $212.7 million and $215.7 million from customers in the United States in the fiscal years ended June 30, 2008, 2007 and 2006, respectively. Revenues from Europe and the Middle East include $99.6 million, $72.0 million and $72.1 million from customers in Italy in the fiscal years ended June 30, 2008, 2007 and 2006, respectively. No other country accounted for more than 5% of revenues in any of the three fiscal years in the period ended June 30, 2008.

The following major customers contributed directly and indirectly to more than 10% of the Company’s revenues in any of the three fiscal years in the period ended June 30, 2008:

(in thousands)	As of June 30,
	2008	2007	2006

DIRECTV (U.S.)	$225,538	$194,495	$202,630
BSkyB	177,493	173,426	140,364
SKY Italia	92,081	70,223	68,251

The Company’s operations are situated in the United Kingdom, Europe, Israel, the United States and the Asia-Pacific region. Most of the Company’s contracts with customers are entered into with the principal operating company, a U.K. entity. Many of the costs of the overseas operations are recharged to the Company’s U.K. subsidiaries.

The contribution of each region to the long-lived assets (other than deferred tax assets) of the Company is as follows:

	As of June 30,
(in thousands)	2008	2007

United Kingdom	$137,271	$121,495
Europe	36,206	26,167
Israel	152,456	122,528
United States	5,742	7,889
Asia Pacific	10,267	9,721

Total long-lived assets (other than deferred tax assets)	$341,942	$287,800

Note 17. Valuation and qualifying accounts

a) Accounts receivable reserves

(in thousands)	As of June 30,
	2008	2007	2006

Beginning of year	$172	$1,124	$1,427
Additions (reversals)	1,825	(50)	172
Used	(507)	(902)	(475)

End of year	$1,490	$172	$1,124

b) Inventory reserves

(in thousands)	As of June 30,
	2008	2007	2006

Beginning of year	$2,434	$2,511	$3,398
Additions (reversals)	2,228	41	(887)
Used	(293)	(118)	─

End of year	$4,369	$2,434	$2,511

c) Deferred tax valuation reserve

(in thousands)	As of June 30,
	2008	2007	2006

Beginning of year	$4,774	$8,115	$3,455
Additions (reversals)	(4,508)	(3,694)	4,216
Foreign exchange movements	346	353	444

End of year	$612	$4,774	$8,115

Note 18. Other expense

Other expenses in the fiscal year ended June 30, 2008 comprised legal and professional fees incurred in connection with a proposal received from News Corporation and two subsidiaries (the “Permira Newcos”) of funds advised by Permira Advisers LLP for a transaction that, if consummated, would result in NDS ceasing to be a public company and the Permira Newcos and News Corporation owning approximately 51% and 49% of NDS’s outstanding equity, respectively. The Board appointed a committee of independent directors (the “Independent Committee”) to review the proposed transaction and the Independent Committee appointed its own legal and financial advisers.

On August 5, 2008, the Company announced that the Independent Committee reached an agreement in principle with News Corporation and the Permira Newcos on a price at which they would acquire all of the Company’s issued and outstanding Series A Ordinary Shares, including those represented by American Depositary Shares traded on NASDAQ. The price announced was $63 per share in cash. The transaction is subject to negotiation and execution of final legal documentation. The consummation of the transaction is also conditioned upon the approval of the transaction by holders of the Series A Ordinary Shares, the approval of the High Court of Justice of England and Wales, the receipt of certain regulatory approvals and certain other customary closing conditions. There can be no assurance that the parties will enter into final legal documentation or that any transaction will be consummated.

Note 19. Supplementary cash flow disclosures

(in thousands)	As of June 30,
	2008	2007	2006

Cash receipts and payments:
Cash payments for capital expenditure	$(17,081)	$(25,520)	$(30,018)
Proceeds from sale of property, plant and equipment	258	371	602
Interest received in cash	27,865	26,338	13,226
Interest paid in cash	─	(263)	(188)
Cash payments for income taxes	(55,580)	(49,525)	(27,955)
Cash payments in respect of abandoned property leases	─	─	(1,572)
Gross purchases of short-term investments	─	(203,387)	(184,401)
Gross sales of short-term investments	─	387,788	─

Supplemental information on businesses acquired:
Fair value of assets acquired	$13,763	$104,917	$4,405
Less: cash acquired	(24)	(13,577)	(67)
Less: liabilities assumed	(2,490)	(10,592)	(1,220)
Deferred consideration payable	(899)	─	─

	10,350	80,748	3,118
Cash paid in respect of deferred consideration for acquisitions	116	2,467	─

Net cash paid for business acquisitions	$10,466	$83,215	$3,118

Note 20. Quarterly data (unaudited)

	For the three months ended
(in thousands, except per share amounts)	September 30	December 31	March 31	June 30

Fiscal 2008:
Revenue	$204,876	$214,948	$213,301	$217,023
Gross margin	136,420	133,462	126,484	135,242
Operating income	58,286	49,510	43,304	44,284
Net income	46,294	40,369	36,293	37,139

Basic earnings per share	$0.80	$0.70	$0.62	$0.64
Diluted earnings per share	$0.79	$0.68	$0.62	$0.63

Fiscal 2007:
Revenue	$164,162	$165,062	$178,391	$201,877
Gross margin	101,927	103,944	107,818	127,319
Operating income	44,590	37,400	35,782	45,584
Net income	35,088	30,291	29,224	41,124

Basic earnings per share	$0.62	$0.53	$0.51	$0.71
Diluted earnings per share	$0.61	$0.52	$0.50	$0.70

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. The Company’s internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007 based on criteria for effective internal control over financial reporting described in “Internal Control ─ Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management determined that, as of June 30, 2008, the Company maintained effective internal control over financial reporting.

Ernst & Young LLP, the Company’s independent registered public accounting firm that audited and reported on the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has audited the Company’s internal control over financial reporting. Their report is reproduced below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of NDS Group plc

We have audited NDS Group plc’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). NDS Group plc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Assessment on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, NDS Group plc maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NDS Group plc as of June 30, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and other comprehensive income, and cash flows for each of the three fiscal years in the period ended June 30, 2008 of NDS Group plc and our report dated August 8, 2008 expressed an unqualified opinion thereon.

Ernst & Young LLP

London, England
August 8, 2008

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a- 15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth quarter of fiscal year ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Directors

The following table provides information regarding the Directors of the Company in office as of June 30, 2008. The information with respect to each of the Director’s principal occupation or employment, other affiliations and business experience were furnished to the Company by the respective Director. The ages shown are as of August 6, 2008.

Name and Age	Business Experience and Directorships	Director Since	Year Term Expires

David F. DeVoe (61)	David F. DeVoe has been a Director since 1996. Mr. DeVoe has been a Director of News Corporation and its Chief Financial Officer since 1990, and has served as a Senior Executive Vice President of News Corporation since 1996. Mr. DeVoe has been a Director of British Sky Broadcasting Group plc (“BSkyB”) since 1994.	1996	*

Roger W. Einiger (60)	Roger W. Einiger has been a Director since 2004 and is a member of the Audit Committee. Mr. Einiger has been a private investor since 2001. Mr. Einiger has been a Director of Avatar Holdings Inc. since 2006 and a Director of BPW Acquisition Corp. since 2008.	2004	2008

Nathan Gantcher (68)	Nathan Gantcher has been a Director since 2004 and is a member of the Audit Committee. Mr. Gantcher has been a managing member of EXOP Capital LLC, a private investment firm, since 2005. He has been a Director of Mack-Cali Realty Corporation since 1999, a Trustee of Centerline Capital Group since 2007, a Director of Liberty Acquisition Holdings Corp. since 2007 and a Director of Liquidnet Holdings since 2000. Mr. Gantcher was the Chief Executive Officer and Co-Chairman of Alpha Investment Management LLC from 2002 to 2004.	2004	2009

Lawrence A. Jacobs (53)	Lawrence A. Jacobs has been a Director since 2005. Mr. Jacobs has been Senior Executive Vice President and Group General Counsel of News Corporation since 2005. Mr. Jacobs served as News Corporation Deputy General Counsel from 1996 to 2004, as Executive Vice President from 2001 to 2004 and as Senior Vice President from 1996 to 2001. Mr. Jacobs has been a member of the Bar of the State of New York since 1982.	2005	*

Abe Peled (62)	Abe Peled is our Chairman and Chief Executive Officer. Dr. Peled has been a Director and our Chief Executive Officer since 1995. In 2006, Dr. Peled was appointed as Chairman of the Board. In addition, Dr. Peled advises News Corporation with respect to various technology matters.	1995	**

Name and Age	Business Experience and Directorships	Director Since	Year Term Expires

Peter J. Powers (65)	Peter J. Powers has been a Director since 2000 and is Chairman of the Audit Committee. Mr. Powers founded Powers Global Strategies, LLC in 1998 and currently serves as its Chairman and Chief Executive Officer. Mr. Powers was the First Deputy Mayor of the City of New York from 1994 to 1996. Mr. Powers has been a Director of Mutual of America Life Insurance Company since 2006.	2000	2010

Arthur M. Siskind (69)
Arthur M. Siskind has been a Director since 1996. Mr. Siskind has served as a Director of News Corporation since 1991 and as Senior Advisor to the Chairman of News Corporation since 2005. At News Corporation, Mr. Siskind also served as Group General Counsel from 1991 to 2005 and as Senior Executive Vice President from 1996 to 2005. Mr. Siskind has served as a Director of BSkyB since 1992. Mr. Siskind has been an Adjunct Professor of Law at the Cornell Law School since August 2007 and was an Adjunct Professor of Law at Georgetown University Law Center from 2005 to 2007. Mr. Siskind has been a Member of the Bar of the State of New York since 1962.
		1996	*

*	Denotes Director appointed by News Corporation. Such Director’s term is not subject to expiration.
**	Denotes Director also serving as Chief Executive Officer of the Company. Such Director’s term is not subject to expiration.

Our Executive Officers

The executive officers of the Company at June 30, 2008, are set out in the table below. Each holds the offices indicated until his successor is chosen and qualified the regular meeting of the Board of Directors to be held following an annual general meeting of shareholders or at other meetings of the Board of Directors, as appropriate. The ages shown are as of August 15, 2008.

Name	Age	Position with the Company

Abe Peled	62	Director, Chairman and Chief Executive Officer
Alexander Gersh	44	Chief Financial Officer and Company Secretary
Raffi Kesten	55	Chief Operating Officer

None of the executive officers of the Company is related to any other executive officer or Director by blood, marriage or adoption.

Information concerning Dr. Peled can be found under the heading “Our Directors.”

Alexander Gersh joined us in 2005 as Chief Financial Officer. Mr. Gersh was Chief Financial Officer at FLAG telecom, a global network service provider, from 2003 to 2005 and was Executive Vice President and Chief Financial Officer at NextiraOne North America from 2002 to 2003. Mr. Gersh has also held senior international finance roles at British Telecommunications and Motorola in the United Kingdom and Russia. Mr. Gersh has been the Chairman of the Audit Commission of Vimpel Com Inc. since 2003.

Raffi Kesten has been our Chief Operating Officer since 2006. Mr. Kesten joined us in 1996 as Vice President and General Manager of NDS Technologies Israel Limited, an indirect subsidiary of ours and subsequently assumed responsibilities for our smart card procurement and production. Prior to joining us, Mr. Kesten held senior operating positions at various companies in Israel, including Indigo, Intel and Tadiran.

Committee of the Board of Directors

Under the applicable NASDAQ listing standards, the Company is deemed to be a “controlled company” because News Corporation holds more than 50% of the voting power of the Company. Accordingly, the Company is not subject to certain NASDAQ corporate governance requirements, including the requirement that the Board consist of a majority of independent Directors or the requirement that it maintain independent compensation (or remuneration) and nominating committees.

Audit Committee

The Audit Committee consists of Mr. Powers, who serves as its Chairman, and Messrs. Einiger and Gantcher. The Audit Committee assists the Board in its oversight of (i) the integrity of the Company’s financial reporting processes and systems of internal control, (ii) the qualifications, independence and performance of the Company’s independent registered public accounting firm and the performance of the Company’s corporate auditors and corporate audit function, (iii) the Company’s compliance with legal and regulatory requirements involving financial, accounting and internal control matters, (iv) investigations into complaints concerning financial matters and (v) risks that may have a significant impact on the Company’s financial statements. The Audit Committee provides an avenue of communication among management, the independent registered public accounting firm, the corporate auditors and the Board.

The Audit Committee Charter provides that its members shall consist entirely of Directors who the Board determines are “independent” in accordance with the NASDAQ listing standards and who meet the additional “independence” requirements imposed by the NASDAQ listing standards for Audit Committee membership. The Board has determined that each of the members of the Audit Committee meets the NASDAQ independence requirements and that each member of the Audit Committee is an “audit committee financial expert,” as such term is defined by the SEC.

Standards of Business Conduct and Code of Ethics

The Board has adopted a Standards of Business Conduct (the “Standards”), which confirms the Company’s policy to conduct its affairs in compliance with all applicable laws and regulations and observe the highest standards of business ethics. The Standards have been adopted by the Company, its subsidiaries and divisions in all locations, unless the Standards conflict with local law.

To further promote ethical and responsible decision making, the Board has established a Code of Ethics for its Chief Executive Officer and senior financial officers that is included in the Standards.

The full text of the Standards and the Code of Ethics may be found on the Investor Relations section of the Company’s website at http://www.nds.com/pdfs/standards_of_business_conduct.pdf and are available in print to any shareholder requesting a paper copy of these documents by contacting the Company Secretary.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that a Company’s Directors and executive officers, and persons who own more than 10% of a registered class of the ordinary shares, file reports of ownership and changes in ownership with the SEC and NASDAQ. Directors, officers and beneficial owners of more than 10% of the ordinary shares are required by the SEC to furnish the Company with copies of the reports they file.

The Company believes that all of the Company’s current and former Directors and executive officers reported on a timely basis all transactions required to be reported by Section 16(a) during the fiscal year ended June 30, 2008.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Our Compensation Program Philosophy and Objectives

The goal of creating long-term growth and value for our shareholders drives our philosophy of how we design our executive compensation program. Our executives are central to the value that the Company creates for our shareholders. It is their leadership, talent and ability to identify and execute on business opportunities that spur the Company’s future growth and success. To that end, we must attract, motivate and retain the highest quality talent to lead the Company, and our compensation program is a key tool in achieving these goals.

The Board is responsible for establishing and overseeing the Company’s executive compensation program, including making executive compensation decisions for the executive officers listed on the summary Compensation Table below, who we collectively refer to as the “Named Executive Officers.” Under applicable NASDAQ listing standards, the Company is deemed to be a “controlled company” because its controlling shareholder, News Corporation, holds more than 50% of the voting power of the Company. Accordingly, the Company is not subject to certain NASDAQ listing requirements, including the requirement that it maintain a compensation committee comprising independent directors. In addition, because the Board is controlled by directors appointed by News Corporation, News Corporation is able to control compensation decisions made by the Board with respect to the Named Executive Officers.

The Board believes that compensation for its executives, including the Named Executive Officers, should fulfill the following objectives: (i) attracting the highest quality talent to the Company; (ii) motivating executives in the short- and long-term by rewarding them for meeting or exceeding individual or Company performance goals; (iii) aligning our executives’ interests with the long-term interests of our shareholders; and (iv) encouraging and providing incentives for executives to remain with the Company for long and productive careers.

In order to attract and retain the best talent, our executives’ compensation packages must remain competitive. The Board analyzes the compensation practices of a group of our peer companies, which consist of similarly-sized U.S.-based technology companies and U.K.-based general industry companies. Although the Board considers the compensation practices of our peer companies, it does not use peer group data to base, justify or provide a framework for compensation decisions. The Board also does not target compensation to a specific range within the group of peer companies. Rather, it uses peer company data to obtain a general understanding of current compensation practices. The Board’s goal is to provide total compensation packages that are competitive with prevailing practices in our industry and in the geographic markets in which we conduct business; however, the Board retains flexibility within our compensation program in order to respond to and adjust for specific circumstances and our evolving business environment.

The Company retains Deloitte to provide advice on a variety of compensation matters as requested by the Company’s senior management, including providing peer company compensation data and perspectives on market trends that may impact decisions regarding the Company’s executive compensation program and practices. Management takes into account information provided by Deloitte to help make recommendations to the Board regarding the appropriate level and mix of compensation for each of the Named Executive Officers in light of our compensation objectives. In addition, members of our senior management team keep abreast of developments in compensation and benefits matters, participate in the gathering and presentation of facts related to these matters and formulate and make recommendations, in consultation with News Corporation management, to the Board in these areas. Our Chief Executive Officer, Dr. Abe Peled, is a Named Executive Officer, as well as Chairman of the Board. Dr. Peled provides recommendations to the Board regarding the other Named Executive Officers’ compensation packages; however, he does not make recommendations about, or participate in, decisions regarding his own compensation.

Elements of Our Named Executives Officers’ Compensation Packages

The key elements of our executive compensation program for the Named Executive Officers are: base salary, merit-based and performance-based bonuses and retirement benefits. The Named Executive Officers also receive certain perquisites, but those perquisites are not a key element of compensation. The table below illustrates how each element of compensation fulfills our four compensation objectives discussed above:

Element of Compensation	Attraction	Motivation	Alignment with Shareholder Interests	Retention

Base salary	X			X
Merit-based bonus	X	X		X
Performance-based bonus	X	X	X	X
Retirement benefits	X			X

When making individual executive compensation decisions, our Board considers such characteristics as the Named Executive Officer’s leadership and management expertise, performance history, the complexity of the position and responsibilities, growth potential, term of service with the Company and reporting structure. The Board also takes into account certain other market factors, such as the significance that our industry and geographic markets play in the Company’s ability to attract and retain talent, among others. In determining the amount of total compensation, the Board considers both currently paid compensation and the opportunity for future compensation, as well as the mix of cash and equity-based compensation.

The Board annually reviews and analyzes the nature and amounts of all elements of each Named Executive Officer’s total compensation package, both separately and in the aggregate, to ensure that total compensation is competitive within the marketplace, that a significant portion of each Named Executive Officer’s compensation is performance based, and that an appropriate balance is maintained in focusing different elements of compensation on both the short-term and long-term performance of the Company. Any future compensation decisions by the Board for the Named Executive Officers are made in the context of this review.

Our fiscal 2008 Named Executive Officers are Dr. Abe Peled and Messrs. Alexander Gersh and Raffi Kesten. Each of our Named Executive Officers is party to a pre-existing negotiated employment agreement. See “Employment Agreements” for a more detailed description of each of the Named Executive Officer’s employment agreements. The compensation package of each of the Named Executive Officers does not necessarily contain each of the elements of compensation mentioned above. Instead, the Board creates a compensation package for each of the Named Executive Officers that contains a mix of compensation elements that it believes best addresses his particular responsibilities and that will best achieve our compensation objectives.

Base Salary. The basic element of compensation needed to attract and retain an employee in any organization is base salary. Base salary is the fixed element of a Named Executive Officer’s annual cash compensation, and serves as a baseline measure of the Named Executive Officer’s value to the Company and the foundation upon which the types and amounts of other elements of compensation for the Named Executive Officer is based.

As discussed above, each of the Named Executive Officers is party to a pre-existing negotiated employment agreement, which provides for a minimum base salary. At the time each of these employment agreements was entered into, the then Remuneration Committee established each Named Executive Officer’s base salary in the context of the nature of the Named Executive Officer’s particular position, the responsibilities associated with that position, their experience, expertise, knowledge and qualifications, market factors, retention factors, our Chief Executive Officer’s recommendation (with the exception of his own base salary) and the Company’s overall compensation philosophy.

The Board reviews annually the base salary of each of the Named Executive Officers, subject to the terms of any applicable employment agreement. Base salary may be adjusted if the Board determines that an adjustment is warranted or that a different mix of compensation elements may more appropriately compensate the individual Named Executive Officer in light of the Company’s compensation objectives.

During the fiscal year ended June 30, 2008, base salaries for Dr. Peled and Messrs. Gersh and Kesten were £660,000 (approximately $1,315,789), £270,000 (approximately 538,278) and NIS 2,150,000 (approximately $637,623), respectively.

Merit-Based Bonus. Merit-based bonuses are used to motivate performance and to provide a variable element to annual, short-term cash compensation. In determining merit-based bonuses for the Named Executive Officers, the Board uses its discretion to evaluate several factors, including the performance of the Company, the individual Named Executive Officer's overall performance during the fiscal year covered by the bonus, the individual's position and responsibilities within the Company and the recommendation of the Chief Executive Officer (except with respect to his own merit-based bonus). None of these factors are assigned a specific weight and merit-based bonuses are not based on pre-established performance or similar criteria. Instead, the Board recognizes that the relative importance of each of these factors may change from time to time in order to adapt to specific business challenges and to reflect changing economic and marketplace conditions.

In determining the fiscal 2008 merit-based bonuses for the Named Executive Officers, the Board considered the Company’s achievements as a whole in fiscal 2008, including the Company’s overall strong growth, attainment of budgeted earnings and profit margins, key customer wins and deliveries of new products to existing customers. The Board also considered each of the Named Executive Officer’s individual contributions to those achievements, as well as their accomplishments in their specific roles within the Company. In determining the amount of each of the Named Executive Officers’ fiscal 2008 merit-based bonuses, the Board also took into consideration its determination not to increase any of the base salaries for the Named Executive Officers for fiscal 2009, consistent with the Board’s belief that a significant portion of each of the Named Executive Officers’ compensation should be tied to their performance. With respect to Dr. Peled, the Board considered Dr. Peled’s continued strong leadership of the Company in achieving the accomplishments noted above, his strategic planning for the Company’s long-term goals and his position as a leader in the industry. For Mr. Gersh, the Board noted his success in managing the Company’s financial operations and delivering performance that achieved or exceeded financial objectives, which was evidenced by the strong financial position of the Company and the operating profit growth results of the Company for the fiscal year. The Board also considered Mr. Gersh’s effective representation of the Company to investors and the financial community. With respect to Mr. Kesten, the Board noted Mr. Kesten’s continued leadership and success in implementing the Company’s strategic initiatives and executing its operational objectives. In light of these considerations, the Board determined to award merit-based bonuses for fiscal 2008 in the amount of £850,000 (approximately $1,694,577), £210,000 (approximately $418,660) and NIS 1,600,000 (approximately $474,510), to Dr. Peled and Messrs. Gersh and Kesten, respectively. Pursuant to the terms of his employment agreement, Dr. Peled is entitled to receive a minimum annual merit-based bonus of £200,000.

Performance-Based Bonus. The Named Executive Officers have a direct influence on the Company’s operations and strategy. Consequently, the Board believes that a larger portion of a the Named Executive Officer’s total compensation should be variable based on the Company’s performance. As an incentive for the Named Executive Officers to strive continuously for better performance, a portion of the named executive officer’s total compensation is “at risk” based upon the Company’s short-term and long-term performance. The performance-based bonuses awarded to our Named Executive Officers are designed to foster a performance-driven, pay-for-performance culture that also aligns our Named Executive Officers’ interests with those of our shareholders.

In determining the performance criteria for performance-based bonuses, the Board uses performance measures that are tied to objective operation results of the Company because it believes that the performance measures should be based on results that are within the control of the Named Executive Officers, rather than a share price that is also influenced by external market forces and that could potentially lead to an undesirable focus on short-term factors outside the Named Executive Officers’ control. The Board chooses performance-based measures that it believes will provide an incentive for an executive to drive operating results in the short-term, as well as drive sustainable and profitable growth in order to create long-term value for our shareholders.

In fiscal 2008, each of the Named Executive Officers participated in a Company-wide grant of conditional awards (the “Performance-Based Conditional Awards”) under the NDS Group plc 2006 Long-Term Incentive Plan (the “LTIP”). These awards were conditioned upon the attainment of particular pre-determined operating income goals for fiscal 2008. Under the terms of these Performance-Based Conditional Awards, if the Company’s actual fiscal 2008 operating income as compared to its pre-determined fiscal 2008 target operating income was within a certain performance goal range that was approved by the Board, the Named Executive Officer was entitled to receive time-vested ADRs representing Series A Ordinary Shares. Following the end of the 2008 fiscal year, the Company determined the degree to which the Company’s operating income goal was obtained. Based on the Company’s actual fiscal 2008 operating income, which fell within the performance goal range, the Named Executive Officer received a percentage of his annualized base salary in time-vested ADRs representing Series A Ordinary Shares. The pre-determined fiscal 2008 operating income goals for each of Dr. Peled and Messrs. Gersh and Kesten are set forth in Footnote 1 to the Grants of Plan-Based Awards Table below. The number of ADRs representing Series A Ordinary Shares awarded to each Named Executive Officer in satisfaction of a fiscal 2008 Performance-Based Conditional Award was determined by dividing the value of the award by the average closing price of the ADRs representing Series A Ordinary Shares on NASDAQ for the 20-day trading period ended on August 5, 2008.

Based on the Company’s actual fiscal 2008 operating income and pursuant to each of their fiscal 2008 Performance-Based Conditional Awards, Dr. Peled and Messrs. Gersh and Kesten received time-vested ADRs representing 28,584, 11,693 and 12,244 Series A Ordinary Shares, respectively. Twenty-five percent of these ADRs will vest on August 15, 2008, with the remaining balance vesting in three equal annual installments over the next three years. The fiscal 2008 Performance-Based Conditional Awards best serve the Company’s compensation objectives because the performance feature focuses on business priorities by clearly communicating to the Named Executive Officers what the Board believes is most important in driving business performance and ultimately creating value for our shareholders, while the time-vested ADRs foster share ownership that encourages a longer-term view of the Company’s performance and promotes retention.

Retirement Benefits

Our pension plans serve as an important executive retention tool. Mr. Gersh participates in the News International Pension Plan, which is a broad-based, tax-qualified defined contribution plan in which all U.K. employees of NDS are eligible to participate and Mr. Kesten participates in a broad-based, tax-qualified defined contribution, disability and severance plan in which all Israeli employees of NDS are eligible to participate.

Dr. Peled participates in the News International Pension & Life Assurance Plan for Senior Executives and the News International Unapproved Pension & Life Assurance Plan (the “News Pension Plans”). The News Pension Plans provide Dr. Peled a benefit at retirement that is based on Dr. Peled’s number of years of benefit service from the date of joining the plans and final pensionable salary. In addition, these plans provide Dr. Peled death-in-service benefits and provide pension benefits to his surviving spouse. For more information on the News Pension Plans, see the “Pension Plan Benefits” table below.

Perquisites

We provide our Named Executive Officers with limited types of perquisites and other personal benefits that the Board feels are reasonable and consistent with the Company’s overall compensation philosophy. The perquisites constitute a very small percentage of each of the Named Executive Officer’s total compensation package.

For the fiscal year ended June 30, 2008, Dr. Peled received a Company-provided automobile and reimbursement for housing and relocation expenses; Mr. Gersh received a car allowance and financial planning and tax assistance; and Mr. Kesten received a Company-provided automobile. A further description of the perquisites received by each of the Named Executive Officers in fiscal 2008, as well as their incremental cost to the Company, is reported in the Summary Compensation Table and its accompanying footnotes.

Severance Arrangements

The employment agreements of Dr. Peled and Messrs. Gersh and Kesten contain negotiated severance provisions that provide benefits to each Named Executive Officer upon his separation from the Company, which are more fully described under “Employment Agreements,” below. In addition, in line with customary practice in Israel, the Company contributes to a severance fund on behalf of Mr. Kesten. For more information on these severance arrangements, see “Potential Payments upon Termination,” below. None of the Named Executive Officer’s employment agreements contains provisions relating to a change in control of the Company.

Our Equity Grant Practices

We use equity awards to recognize performance and to provide a strong retention incentive to certain employees who drive the development and/or execution of our business strategies. Equity awards also foster share ownership by our employees, which promotes a focus on long-term growth and further links their interests with those of our shareholders.

Generally, the Board approves and makes awards of equity grants under our equity compensation plans after the grantees’ attainment of certain performance criteria. Occasionally, the Board may approve one-time grants for particular circumstances, such as upon a hiring, promotion or contract renewal. More generally, awards under the LTIP are primarily made once a year through a broad-based program. In each fiscal year, the Board approves performance targets and the range of equity awards payable upon the achievement of those targets. In structuring our equity incentive program and determining the type and amounts of each grant, we consider the impact the equity awards will have on our operating results, and we strive to achieve an appropriate balance between the impact on our financial operating results and our compensation objectives.

The Board currently intends to continue to grant performance-based equity awards under the LTIP to certain of its executives, including the Named Executive Officers, on an annual basis. Such awards may be discretionary or based on pre-determined performance goals, including, but not limited to, operating income, gross margin or net income per share.

Board of Director’s Compensation Report

The Board has reviewed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K and discussed it with the Company’s management. Based on the Board’s review and discussions with management, the Board has authorized the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and in this proxy statement.

The Board of Directors
David F. DeVoe	Lawrence A. Jacobs
Roger W. Einiger	Abe Peled
Nathan Gantcher	Peter J. Powers
Arthur M. Siskind

Compensation Interlocks and Insider Participation in Board Discussions Regarding Compensation

As a “controlled company,” the Company does not maintain, and did not maintain in fiscal 2008, a compensation committee that met the NASDAQ independence requirements. Instead, the full Board assumes the responsibilities that would normally fall into the ambit of a compensation committee or a committee performing a similar function.

The members of the Board whose names appear above were members during all of fiscal 2008. Dr. Abe Peled, a Named Executive Officer, is the Company’s Chief Executive Officer in addition to being Chairman of the Board. Although Dr. Peled is a member of the Board, he did not participate in discussions or voting regarding his own compensation. Other than Dr. Peled, no member of the Board is or has been a former or current executive officer of the Company or had any relationships requiring disclosure by the Company under the SEC’s rules requiring disclosure of certain relationships and related-party transactions. None of the Company’s executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the named executive officers of which served as a Director of the Company during the fiscal year ended June 30, 2008.

Executive Compensation

Summary Compensation Table for the Fiscal Year Ended June 30, 2008

The following table sets forth information with respect to total compensation for the fiscal years ended June 30, 2008 and 2007 for the Named Executive Officers who served in such capacity on June 30, 2008.

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards(1)	Option Awards(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings		All other Compensation		Total

Abe Peled(3)	2008	$1,315,789	$1,694,577	$820,428	$578,599	$252,978	(4)	$605,327	(5)	$5,267,698
Director, Chairman and Chief	2007	1,324,238	1,504,815	182,908	754,684	113,100		620,231		4,499,976
Executive Officer
Alexander Gersh(3)	2008	538,278	418,660	410,602	791,864	─		76,064	(6)	2,235,468
Chief Financial Officer and Company Secretary	2007	501,605	381,220	103,925	1,097,902	─		75,217		2,159,869
Raffi Kesten(7)	2008	637,623	474,510	339,217	148,204	─		173,324	(8)	1,772,878
Chief Operating Officer	2007	466,532	352,850	75,118	228,480	─		101,162		1,224,142

_________________

(1)
The amounts in the Stock Awards column represent the value of stock awards recognized for financial statement reporting purposes, as computed in accordance with Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), disregarding estimates of forfeitures related to service-based vesting conditions.

(2)
The amounts in the Option Awards column represent the value recognized for financial statement reporting purposes for the applicable fiscal year as computed in accordance with SFAS 123R using the Black-Scholes option pricing model, disregarding estimates of forfeitures related to service-based vesting conditions. For additional information abut the assumptions used in these calculations, see , see Note 13, “Equity Based Compensation” to the accompanying consolidated financial statements for the fiscal year ended June 30, 2008, included in this Annual Report on Form 10-K.

(3)
Amounts paid to Dr. Peled and Mr. Gersh, with the exception of amounts in the “Share Awards” and “Option Awards” columns, are denominated in pounds sterling. For purposes of this tabulation, such amounts have been converted from pounds sterling into U.S. dollars at an exchange rate of £0.5016 to $1.00 for fiscal 2008 amounts and  £0.4984 to $1.00 for fiscal 2007 amounts.

(4)
The values reported with respect to Dr. Peled are theoretical as those amounts are calculated pursuant to SEC requirements and are based on a retirement assumption of age 55 or current age, if later, and other assumptions used in preparing the Company’s consolidated financial statements for the fiscal years ended June 30, 2007 and 2008. The change in pension value from year to year as reported in the Summary Compensation Table is subject to market volatility and may not represent the value that Dr. Peled will actually accrue under the News Pension Plans during any given fiscal year. The change in pension present value is attributable to the following:

Description	Amount
Change in assumptions	$(39,998)
Additional one year of pension accrual	292,976
Total	$252,978

(5)
This amount consists of (i) the aggregate incremental costs of Company perquisites provided to Dr. Peled of $341,384, which includes reimbursement of housing expenses of $204,481, reimbursement of continued relocation expenses of $79,745, company car expenses of $41,334, a medical examination, meals and spousal business travel and (ii) the incremental cost to the Company of other compensation of $263,943, which includes life insurance premiums paid of $262,053.

(6)
This amount consists of (i) the aggregate incremental costs of Company perquisites provided to Mr. Gersh of $23,086, all of which relates to a car allowance, and (ii) the incremental cost to the Company of other compensation of $52,978, which includes contributions to a defined contribution pension plan of $41,547.

(7)
Amounts paid to Mr. Kesten, with the exception of amounts in the “Share Awards” and “Option Awards” columns, are denominated in Israeli shekels. For purposes of this tabulation, such amounts have been converted from Israeli shekels into U.S. dollars at an exchange rate of NIS 3.3719 to $1.00 for fiscal 2008 amounts and NIS 4.2517 to $1.00 for fiscal 2007 amounts.

(8)
This amount consists of (i) the aggregate incremental costs of Company perquisites provided to Mr. Kesten of $68,709, including pay in lieu of vacation time of $40,171, a car allowance of $28,452 and meals and (ii) the incremental cost to the Company of other compensation of $104,615, which includes contributions to a severance plan of $47,189 and contributions to, and payments in lieu of contributions to, a defined contribution pension plan of $38,804.

Grants of Plan-Based Awards during the Fiscal Year Ended June 30, 2008

The following table sets forth information with respect to grants of plan-based awards under the Company’s compensation plans to the Named Executive Officers during the fiscal year ended June 30, 2008:

		Estimated Future Payouts under Non-Equity Incentive Plan Awards			Estimated Future Payouts under Equity Incentive Plan Awards			All other Stock Awards: Number of Shares	All Other Option Awards: Number of Securities	Exercise or Base Price of	Grant Date Fair Value of Stock and
	Grant							of Stock	Underlying	Option	Option
Name	Date(1)	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards	Awards

Dr. Peled	12/03/2007	─	─	─	$661,058	$1,652,644	$2,478,966	─	─	─	─

Mr. Gersh	12/03/2007	─	─	─	270,433	676,082	1,014,123	─	─	─	─

Mr.Kesten	12/03/2007	─	─	─	283,178	707,945	1,061,917	─	─	─	─

(1)
During the fiscal year ended June 30, 2008, the Named Executive Officers received a fiscal 2008 Performance-Based Conditional Award granting the right to receive a number of time-vested ADRs representing Series A Ordinary Shares based on the Company’s achievement of certain operating income targets. To the extent that the Company’s actual fiscal 2008 operating income fell within a certain range, the Named Executive Officer received a percentage of his annualized base salary in time-vested ADRs representing Series A Ordinary Shares as summarized below:

Name	Below Threshold	Threshold (87.817% of Target)	Target	Maximum (> 112.183% of Target)

Dr. Peled	0%	50.0%	125.0%	187.5%
Mr. Gersh	0%	50.0%	125.0%	187.5%
Mr. Kesten	0%	50.0%	125.0%	187.5%

Because the number of ADRs representing Series A Ordinary Shares had not been determined on the grant date of the fiscal 2008 Performance-Based Conditional Awards, the dollar amounts in the table above reflect the dollar value of such ADRs. The average annual exchange rates for the fiscal year ended June 30, 2008 (£0.4992 to $1.00 in the case of Dr. Peled and Mr. Gersh; NIS 3.7962 to $1.00 in the case of Mr. Kesten) were used to convert the Named Executive Officers’ salaries to U.S. dollars, as this is the exchange rate to be used in calculating the actual awards. For further information on the fiscal 2008 Performance-Based Conditional Awards, including the number of ADRs representing Series A Ordinary Shares each Named Executive Officer received when the awards were determined on August 6, 2008, see “Compensation Discussion and Analysis ─ Elements of our Named Executive Officers’ Compensation Packages ─ Performance-Based Bonus.”

Employment Agreements

Summary of Employment Agreement with Abe Peled

On December 1, 1999, the Company entered into an employment agreement with Dr. Abe Peled, pursuant to which Dr. Peled serves as Chief Executive Officer, a member of the Board and a member of the board of directors of each subsidiary of the Company as required by the Board. The employment agreement initially provided for a three-year term effective as of December 1, 1999. Subject to the terms of the employment agreement, on the expiry of the initial term of the employment agreement, the term was to continue to be extended for successive one-year periods unless either party provides the other party with at least 12 months’ prior written notice of such party’s decision not to extend the term.

Under the terms of the employment agreement, Dr. Peled will receive a base salary of at least £400,000 (approximately $797,448) per annum. Dr. Peled will also receive a minimum annual bonus of £200,000 (approximately $398,724) during each year of service rendered under the employment agreement. Any increase in the base salary, or any additional bonuses to be paid to Dr. Peled, shall be at the sole discretion of the Board. Dr. Peled’s employment agreement also provides that he is entitled to participate in any profit-sharing, pension, group medical, dental, disability and life insurance and other similar benefit plans in effect at the time the agreement was entered into or subsequently adopted by the Company during the term of the employment agreement, applicable to senior executives of the Company. Dr. Peled shall be entitled to participate in any stock option or share purchase scheme presently in effect or subsequently adopted by the Company and applicable to senior executives of the Company.

Pursuant to the employment agreement, the Company also provides Dr. Peled with the use of an automobile in England, reimbursement of housing expenses and an annual allowance of £40,000 (approximately $79,745) for continued relocation expenses, to be paid semi-annually. The Company shall reimburse all travel and other expenses properly and reasonably incurred by Dr. Peled in the discharge of his duties.

Dr. Peled’s employment agreement contains customary confidentiality, non-competition, non-solicitation, and cooperation provisions.

Summary of Employment Agreement with Alex Gersh

On November 11, 2004, a subsidiary of the Company, NDS Limited, entered into an employment agreement with Alex Gersh, pursuant to which Mr. Gersh serves as Chief Financial Officer of the Company for a continuous period effective as of January 4, 2005 unless terminated pursuant the provisions of the agreement. Mr. Gersh will receive an annual base salary of at least £220,000 (approximately $438,596). His salary is reviewed annually and is subject to increase at the discretion of the Company. Mr. Gersh will be eligible for an annual bonus of up to 75% of his annual base salary.

The amount of bonus payable is dependent on his personal performance and attendance, assessed over the previous fiscal year. Upon commencement of employment, Mr. Gersh received a one-time bonus payment of £85,000 (approximately $169,458).

Pursuant to the employment agreement, Mr. Gersh was granted stock options to purchase 80,000 Series A Ordinary Shares, priced at the closing share price on NASDAQ on January 4, 2005. These stock options will vest over four years in equal annual installments in accordance with the terms and conditions of the NDS 1999 Executive Share Option Scheme and the NDS U.K. Approved Share Option Scheme, and he is eligible for future grants as they are made.

The Company is required to reimburse Mr. Gersh for reasonable costs for tax advice in connection with the completion of Mr. Gersh’s U.S. and U.K. tax returns, as well as apply and pay for any of Mr. Gersh’s necessary U.K. visas and work permits. Subject to the terms of the employment agreement, Mr. Gersh is entitled to a car allowance of £965 (approximately $1,924) per month. The Company is required to provide Mr. Gersh with a fax machine and mobile phone to be returned upon the termination of his employment.

Mr. Gersh is eligible to join the News International Pension Plan. This is a defined contribution pension and life assurance plan contracted out of the State Earnings Related Pension Scheme. Additionally, Mr. Gersh is eligible for family medical coverage.

Mr. Gersh’s employment agreement contains customary confidentiality, non-competition, non-solicitation, and cooperation provisions.

Summary of Employment Agreement with Raffi Kesten

The terms of Mr. Kesten’s employment are set out in a letter agreement between NDS Technologies Israel Limited, a subsidiary of the Company, and Mr. Kesten, dated as of October 20, 2002, as amended by a letter agreement between the Company and Mr. Kesten, dated as of June 22, 2004 (collectively the “Letter Agreements”).

Mr. Kesten’s annual salary was increased to $450,000 effective as of July 1, 2006. In October 2006, the Company began paying all employees based in Israel, including Mr. Kesten, in Israeli shekels instead of U.S. dollars. At that time, his annual base salary was determined to be NIS 1,983,275 (approximately $466,532 using a June 30, 2007 exchange rate). Mr. Kesten’s salary may be adjusted at any time by the Board. Mr. Kesten may receive bonus payments at the discretion of the Board. Under the Letter Agreements, Mr. Kesten is entitled to a company car, 26 days paid vacation per year and the customary social benefits provided in Israel. The notice period for termination, other than for good cause, is specified as one year. Mr. Kesten is eligible to participate in the Company’s employee stock option plans and to receive discretionary bonus payments.

The Letter Agreements contain customary confidentiality, non-competition, non-solicitation, and cooperation provisions.

Outstanding Equity Awards at June 30, 2008

The following table provides information with respect to each of the Named Executive Officer’s outstanding equity awards at June 30, 2008, which included vested and unexercised stock options, unvested and unexercised stock options and unvested conditional awards. The stock option exercise prices shown below are rounded with respect to prices prior to fiscal 2000, which extended to four decimal places.

			Option Awards					Share Awards
Name of Executive	Option/ Share Award Grant Date		Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have not Vested	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested

Dr. Peled	10/04/01		56,000	─	─	$21.90	10/04/11
	11/05/03		60,000	─	─	$17.12	11/05/13
	12/22/04a		37,500	12,500	─	$32.96	12/22/14
	02/01/06		30,000	30,000	─	$43.13	02/01/16
	04/30/07							21,049	$1,246,101	─	─
	12/03/07	(1)						28,584	1,692,173	─	─

Mr. Gersh	01/04/05		40,425	20,001	─	$33.54	01/04/15
	02/01/06		40,000	40,000	─	$43.13	02/01/16
	04/30/07							11,841	700,987	─	─
	12/03/07	(1)						11,693	692,226	─	─

Mr. Kesten	11/05/03		2,000	─	─	$17.12	11/05/13
	12/22/04b		5,000	─	─	$32.96	12/22/14
	02/01/06		10,000	10,000	─	$43.13	02/01/16
	04/30/07							8,559	506,693	─	─
	12/03/07	(1)						12,244	724,845	─	─

(1)
Represents the number of ADRs representing Series A Ordinary Shares that had not vested as of June 30, 2008 with respect to the fiscal 2008 Performance-Based Conditional Awards described in footnote 1 to the Grants of Plan-Based Awards table above.

Option Awards Vesting Schedule

Grant Date	Vesting Schedule
10/04/01	Stock options vest at a rate of 25% per year, beginning one year after the date of grant.
11/05/03	Stock options vest at a rate of 25% per year, beginning one year after the date of grant.
12/22/04a	Stock options vest at a rate of 25% per year, beginning one year after the date of grant.
12/22/04b
Stock options were originally set to vest at a rate of 25% per year, beginning one year after the date of grant. However, on June 24, 2005, the Remuneration Committee accelerated the vesting of these stock options and 100% of them vested on that date with respect to all stock option holders except for directors and executive officers. Mr. Kesten was not an executive officer at the time and vesting of his stock options was accelerated.

01/04/05	Stock options vest at a rate of 25% per year, beginning one year after the date of grant.
02/01/06	Stock options vest at a rate of 25% per year, beginning one year after the date of grant.

Share Awards Vesting Schedule

Grant Date	Vesting Schedule
04/30/07	ADRs representing Series A Ordinary Shares vest at a rate of 25% per year, beginning on August 15, 2007.
12/03/07	ADRs representing Series A Ordinary Shares vest at a rate of 25% per year, beginning on August 15, 2008.

Stock Option Exercises and Shares Vested During the Fiscal Year Ended June 30, 2008

The following table sets forth information with respect to the exercise of stock options and the vesting of ADRs representing Series A Ordinary Shares granted pursuant to performance-based conditional awards for each of the Named Executive Officers during the fiscal year ended June 30, 2008:

	Option Awards		Share Awards
Name of Executive	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting

Dr. Peled	─	─	7,016	$345,748

Mr. Gersh	─	─	3,947	194,508

Mr. Kesten	5,000	$215,150	2,853	140,596

Pension Benefits in the Fiscal Year Ended June 30, 2008

The table below sets forth information on the pension benefits for Dr. Peled, the only Named Executive Officer participating in a defined-benefit pension plan. The remaining Named Executive Officers participate in defined-contribution plans, and any contributions paid by the Company during the fiscal year ended June 30, 2008 are included in the “All Other Compensation” column of the Summary Compensation Table above.

Under the terms of the News Pension Plans, an eligible employee will receive a benefit at retirement that is based upon (a) the employee’s number of years of benefit service from the date of joining the plan and (b) final pensionable salary. Compensation, for benefit purposes, is currently limited to £294,000 (approximately $586,124) per year. This level of benefit applies to Dr. Peled.

The News Pension Plans consist of two separate plans: the News International Pension & Life Assurance Plan for Senior Executives and the News International Pension Unapproved Life Assurance Plan. The former plan is a U.K. H.M. Revenue and Customs approved plan and relates primarily to Dr. Peled’s pension. The latter plan is an unapproved plan for U.K. tax purposes and relates primarily to Dr. Peled’s life assurance plan. Unapproved plans are not subject to H.M. Revenue and Customs requirements as to their size or how they are structured, but do not offer all of the tax advantages offered by approved plans.

Service before April 1, 2000 accrued at a rate of one-sixtieth of his compensation salary for each year and month of service. Service after April 1, 2000 accrues at a rate of one-forty-fifth of his compensation salary for each year and month of service.

Name of Executive	Plan Name	Number of Years Credited Service(1)	Present Value of Accumulated Benefit(2)	Payments During Last Fiscal Year

Dr. Peled	News International Pension & Life Assurance Plan for Senior Executives	11.5	$1,436,742	─
	News International Pension Unapproved Life Assurance Plan	11.5	1,317,337	─

(1)
Number of years credited service equal to Dr. Peled’s actual years of service with the Company. The number of years of credit service was computed as of the same pension plan measurement date used for financial statement reporting purposes with respect to the accompanying consolidated financial statements for the fiscal year ended June 30, 2008. The Company does not have any policies with respect to granting extra years of credit service under the News Pension Plans.

(2)
The amounts reported in this column equal the present value of the accumulated benefit pursuant to each plan as of June 30, 2008, assuming a discount rate of 3.75% per annum, inflation at a rate of 6.0% per annum and using the PA92 base mortality table with a calendar year projection to 2015. The present value of the accumulated benefit pursuant to each plan was computed as of the same pension plan measurement date used for financial statement reporting purposes with respect to the accompanying consolidated financial statements for the fiscal year ended June 30, 2008. Amounts were converted from pounds sterling at the June 30, 2008 exchange rate, which was $£0.5016 to $1.00.

Potential Payments upon Termination

As discussed under “Employment Agreements” above, the employment agreements of each of Dr. Peled and Messrs. Gersh and Kesten provide for certain payments and benefits upon the respective Named Executive Officer’s separation from the Company. These provisions are summarized below:

Dr. Peled

Should Dr. Peled become incapacitated or disabled, as defined in the employment agreement, the Company shall continue to pay his full base salary and to provide the benefits or payments on account of the benefits, less the amount of any proceeds from disability policies paid for by the Company, until he returns to his duties or his appointment is terminated.

Should Dr. Peled be terminated for cause, the Company shall pay his full base salary and provide the benefits or payments for benefits up to the date of termination, subject to the Company’s right to offset amounts owed to it by Dr. Peled.

If Dr. Peled is terminated for reasons other than mental illness or death, or if he terminates the employment agreement as a result of the Company’s breach, he shall become entitled to a lump sum severance payment equal to his annual base salary as of the date of termination. The aforementioned payments shall discharge the Company’s financial obligations to Dr. Peled.

On the termination of Dr. Peled’s employment with the Company for any reason, whether lawfully or otherwise, Dr. Peled shall immediately resign from any and all positions he holds in the Company’s subsidiaries. If he does not resign from such positions, the Board may appoint someone to act on his behalf.

Mr. Gersh

Termination of employment by Mr. Gersh or the Company is subject to 12 months’ notice, except for material breach or similar just cause. If Mr. Gersh is terminated by the Company without cause, he will remain entitled to receive his full salary for a period of 18 months following notice of termination. The Company may choose to maintain contractual benefits to which Mr. Gersh would have been entitled for the notification period or the Company may make a payment to Mr. Gersh in lieu of such benefits. The Company may terminate Mr. Gersh for cause without a notification period and without making a payment to Mr. Gersh in lieu of notification. Upon termination for whatever reason, Mr. Gersh shall resign all directorships and offices in the Company and any of its subsidiaries.

Mr. Kesten

Upon termination, Mr. Kesten will receive one month’s salary for every year of his employment by NDS Technologies Israel Limited, under severance arrangements that are customary in Israel. In addition, pursuant to the Letter Agreements, he will be entitled to receive his full salary for a period of 12 months following notice of termination.

Quantification of Payments

The table below sets forth quantitative information with respect to potential payments to be made to each of the Named Executive Officers or their beneficiaries upon termination in various circumstances as described above, assuming termination on June 30, 2008. The amounts included in the table below do not include amounts otherwise due and owing to each applicable Named Executive Officer, such salary earned to date, or payments or benefits generally available to all salaried employees of the Company.

The amounts presented in the below table with respect to Dr. Peled are in addition to Dr. Peled’s vested pension benefits as of June 30, 2008 noted in the Pension Benefits Table above.

	Termination without Cause	Death

Dr. Peled:(1)
Salary entitlement	$1,315,789	─
News Pension Plans	─	$5,263,156	(2)

Mr. Gersh:(1)
Salary entitlement	$807,417	─
News International Pension Plan	─	$2,153,112	(3)

Mr. Kesten:(4)
Salary entitlement	$637,623	─
Severance fund	640,167	$640,167
Managers’ Insurance Fund	─	1,524,844
Total for Mr. Kesten	$1,277,790	$2,165,011

(1)	Amounts payable have been converted from pounds sterling into U.S. dollars at an exchange rate of £0.5016 to $1.00.

(2)	In addition to the life insurance benefits payable, Dr. Peled’s spouse is entitled to a pension of £200,000 (approximately $398,724) per annum.

(3)	In addition to the life insurance benefits payable, Mr. Gersh’s spouse is entitled to a pension of one-third his annualized base salary per year.

(4)	Amounts payable have been converted from Israeli shekels into U.S. dollars at an exchange rate of NIS 3.3719 to $1.00.

In the event of a voluntary termination or termination with cause, each of Dr. Peled and Messrs. Gersh and Kesten would be eligible to receive their normal retirement pensions. In addition, Mr. Kesten would receive the proceeds of his severance fund described in the table above.

Non-Executive Director Compensation

Directors’ fees are not paid to Directors who are executives or employees of the Company (the “Executive Directors”) because the responsibilities of Board membership are considered in determining compensation paid as part of the executives’ normal employment conditions.

In addition, as appointees to the Board by News Corporation, Messrs. DeVoe, Jacobs and Siskind receive no compensation for their services as Directors of the Company.

The basic fees payable to the Directors who are not executives of the Company (i.e., Messrs. Einiger, Gantcher and Powers (the “Non-Executive Directors”)), were determined by the Board. In determining Non-Executive Director compensation, the Board reviewed data provided by the Company’s independent compensation consultant concerning compensation paid to directors by the Company’s peer group of companies, considered the appropriateness of the form and amount of Non-Executive Director compensation and considered Director compensation with a view toward attracting and retaining qualified Non-Executive Directors. The Board believes that compensation for Non-Executive Directors should be competitive and fairly pay such Directors for work required for a company of NDS’s size and complexity. In addition, the Board believes that Non-Executive Director compensation should include equity-based compensation in addition to cash compensation in order to align those Directors’ interests with the long-term interests of shareholders.

Directors are not compensated per meeting attended. The annual retainers for the Non-Executive Directors’ service on the Board and its committees during the fiscal year ended June 30, 2008 was as follows:

Description	Amount
Annual Cash Retainer	$77,500
Audit Committee Chair Annual Retainer	11,000
Audit Committee Member Annual Retainer	15,000

Pursuant to the Company’s Articles of Association, the aggregate amount that the Company may expend for compensation of Non-Executive Directors cannot exceed $1,000,000 per annum.

The table below shows the total compensation earned during the fiscal year ended June 30, 2008 by the Company to each Non-Executive Director:

Name of Director	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards(2)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total

Roger W. Einiger	$92,500	$71,406	$48,915	─	─	─	$212,821

Nathan Gantcher	92,500	71,406	48,915	─	─	─	212,821

Peter J. Powers	103,500	71,406	50,240	─	─	─	225,146

(1)
The amounts in the Stock Awards column represent the value of stock awards recognized for financial statement reporting purposes, as computed in accordance with SFAS 123R for fixed conditional awards granted under the NDS Group plc 2006 Long-Term Incentive Plan, disregarding estimates of forfeitures related to service-based vesting conditions. On December 3, 2007, each of Messrs. Einiger, Gantcher and Powers were granted a time-vested fixed conditional award over 2,500 ADRs representing Series A Ordinary Shares, which vest in four equal installments on August 15, 2008, 2009, 2010 and 2011. In accordance with this vesting schedule, each of Messrs. Einiger, Gantcher and Powers received 625 ADRs representing Series A Ordinary Shares in respect of their respective fixed conditional awards on August 15, 2008. In addition, on August 15, 2008, each of Messrs. Einiger, Gantcher and Powers received an additional 625 ADRs representing Series A Ordinary Shares in respect of fixed conditional awards granted during the fiscal year ended June 30, 2007, which vest in four equal installments beginning August 15, 2007.

(2)
No stock options were granted in fiscal 2008. The amounts in the Option Awards column reflect the value recognized for financial statement reporting purposes as computed in accordance with FAS 123R using the Black-Scholes option pricing model, disregarding estimates of forfeitures related to service-based vesting conditions. For additional information about the assumptions used in these calculations, see Note 13, “Equity Based Compensation” to the accompanying consolidated financial statements for the fiscal year ended June 30, 2008, included in this Annual Report on Form 10-K. As of June 30, 2008, the following stock options were outstanding for each of the Directors listed above:

Name of Director	Stock Options Outstanding	Stock Options Exercisable	Stock Options Unexercisable

Mr. Einiger	10,000	6,250	3,750
Mr. Gantcher	10,000	6,250	3,750
Mr. Powers	8,750	5,000	3,750

All Directors of the Company are reimbursed for their reasonable out-of-pocket expenses incurred in connection with attendance at meetings of, and other activities relating to service on, the Board and any committee of the Board.

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

Security Ownership of the Company

The following table sets out the beneficial ownership of both Series A Ordinary Shares and Series B Ordinary Shares as of August 6, 2008 for the following: (i) each person who is known by the Company to own beneficially more than 5% of the outstanding ordinary shares; (ii) each member of the Board of Directors; (iii) each executive officer; and (iv) all directors and executive officers of the Company as a group. None of the shares reported in this table for directors and executive officers has been pledged as security for any obligation.

	Number of Shares Beneficially Owned(1)		Percent of Class(1)		Option/LTIP
Name	Series A	Series B	Series A	Series B	Shares(2)

News Corporation(3)	─	42,001,000	─	100%	─
Janus Capital Management LLC(4)	1,775,180	─	10.9%	─	─
AKO Capital LLP(5)	1,560,671	─	9.6%	─	─
Egerton Capital Limited Partnership(6)	1,456,708	─	9.0%	─	─
FMR Corp (7)	1,494,834	─	9.2%	─	─
Renaissance Technologies Corp.(8)	1,280,949	─	7.9%	─	─
Morgan Stanley(9)	1,024,115	─	6.3%	─	─
David F. DeVoe	─	─	─	─	─
Roger W. Einiger	9,625	─	*	─	7,500
Nathan Gantcher	625	─	*	─	7,500
Alexander Gersh	2,329	─	*	─	87,295
Lawrence A. Jacobs	─	─	─	─	─
Raffi Kesten	2,853	─	*	─	22,914
Abe Peled	4,140	─	1.2%	─	197,662
Peter J. Powers	625	─	*	─	6,250
Arthur M. Siskind	─	─	─	─	─
All current directors and executive officers as a group (9 members)	20,197	─	2.1%	─	329,121

*	Represents beneficial ownership of less than one percent of the issued and outstanding Series A Ordinary Shares on August 6, 2008.

(1)
Applicable percentage of ownership is based on 16,263,570 Series A Ordinary Shares and 42,001,000 Series B Ordinary Shares outstanding as of August 6, 2008. Beneficial ownership is determined in accordance with SEC rules. In computing the number of ordinary shares beneficially owned by a person and the percentage ownership of that person, ordinary shares subject to stock options held by that person that are currently exercisable or that become exercisable within 60 days following August 6, 2008 and shares scheduled to vest on August 15, 2008 under the NDS 2006 Long-Term Incentive Plan are deemed outstanding for that particular person. However, such ordinary shares are not deemed outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated, the shareholder(s) named in this table has sole voting and dispositive power with respect to the ordinary shares shown as beneficially owned by such shareholder. The address for all Directors and executive officers of the Company is c/o NDS Group plc, One Heathrow Boulevard, 286 Bath Road, West Drayton, Middlesex, UB7 0DQ, England.

(2)
The number of option/LTIP shares reported reflects (i) the number of Series A Ordinary Shares subject to stock options currently exercisable or that become exercisable within 60 days following August 6, 2008 and (ii) the number of shares scheduled to vest on August 15, 2008 under the NDS 2006 Long-Term Incentive Plan.

(3)
According to a Schedule 13G/A filed with the SEC on November 12, 2004, 42,001,000 Series B Ordinary Shares are owned of record by News UK Nominees Limited, a wholly-owned subsidiary of News Corporation. Accordingly, News Corporation may be deemed to be the indirect beneficial owner of such Series B Ordinary Shares. The principal executive office of News UK Nominees Limited is One Virginia Street, London E98 1XY, United Kingdom. News Corporation filed jointly with News UK Nominees Limited the Schedule 13G/A filed with the SEC on November 12, 2004.

(4)
According to a Schedule 13G/A filed with the SEC on February 14, 2008, 1,775,180 Series A Ordinary Shares are owned by Janus Capital Management LLC, 965,304 shares of which are beneficially owned by Janus Overseas Fund. The principal executive office of each of the reporting persons is 151 Detroit Street, Denver, Colorado 80206.

(5)
According to a Schedule 13D filed with the SEC on July 9, 2008, 1,560,571 Series A Ordinary Shares are owned by AKO Capital LLP, AKO Master Fund Limited and Nicolai Tangen, each of whom may be deemed to be the beneficial owner of 1,560,571 Series A Ordinary Shares. The principal executive office of AKO Capital LLP and Nicolai Tangen is 61 Conduit Street, London, W1S 2GB, United Kingdom. The principal executive office of AKO Master Fund Limited is P.O. Box 309, George Town, Cayman Islands.

(6)
According to a Schedule 13D filed with the SEC on July 16, 2008, 1,456,708 Series A Ordinary Shares are owned by Egerton Capital Limited Partnership, Egerton Capital Limited and John Armitage, each of whom may be deemed to be the beneficial owner of the 1,456,708 Series A Ordinary Shares. The principal executive office of the reporting persons is 2 George Yard, Lombard Street, London, EC3V 9DH, United Kingdom.

(7)
According to a Schedule 13G/A filed with the SEC on February 14, 2008, 1,494,834 Series A Ordinary Shares are owned by FMR Corp., of which FMR Corp. has sole power to vote or to direct the vote of 1,109,734 Series A Ordinary Shares. The principal executive office of FMR Corp. is 82 Devonshire Street, Boston, Massachusetts, 02109.

(8)
According to a Schedule 13G/A filed with the SEC on February 13, 2008, 1,280,949 Series A Ordinary Shares are owned by Renaissance Technologies Corp. and James H. Simons, each of whom may be deemed to be the beneficial owner of the 1,280,949 Series A Ordinary Shares. The principal executive office of the reporting persons is 800 Third Avenue, New York, New York 10022.

(9)
According to a Schedule 13G filed with the SEC on February 14, 2008, 1,024,115 Series A Ordinary Shares are owned by Morgan Stanley, 1,021,315 of which are beneficially owned by Morgan Stanley & Co. Incorporated The principal executive office of the reporting persons is 1585 Broadway, New York, New York 10036.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item with respect to director independence is contained in Item 10 of this Annual Report on Form 10-K under the heading “Corporate Governance ─ Other Corporate Governance Matters ─ Board Independence” and is incorporated by reference in this Annual Report on Form 10-K.

Certain Relationships and Related-Party Transactions

Relationship with News Corporation

Because News Corporation, through its subsidiary News UK Nominees Limited, beneficially owns 100% of the Series B Ordinary Shares, which have ten votes per share (as opposed to the Series A Ordinary Shares which have one vote per share), News Corporation controls approximately 96% of the Company’s voting power. By reason of such ownership, News Corporation is able to control the composition of the Company’s Board and to control the votes on all other matters submitted to a vote of the Company’s shareholders.

Three of the Company’s seven current Directors are Directors or executive officers of News Corporation. In addition, Dr. Peled, the Company’s Chairman and Chief Executive Officer, advises News Corporation’s management from time to time in matters pertaining to News Corporation’s wider business interests, for which Dr. Peled does not receive any additional compensation.

The Company conducts business transactions with News Corporation and its subsidiaries and affiliates. Agreements covering arrangements between News Corporation and its subsidiaries or affiliates and the Company are entered into in the context of two entities over which a third entity exercises significant influence or control. There can be no assurance, therefore, that each of the agreements, or the transactions provided for therein or any amendments thereto, will be effected on terms at least as favorable to the Company as could have been obtained from unaffiliated third parties.

The business transactions described above are of three main types: the provision by the Company of technology and services for digital pay television systems; the payment by the Company of royalties for the use of certain intellectual property rights; and the receipt by the Company of administrative services. Information about such related-party transactions is given in Note 11 to the accompanying consolidated financial statements.

Review and Approval of Related-Party Transactions

Our Audit Committee has not adopted any written policies or procedures governing the review, approval or ratification of related-party transactions. As a matter of practice, however, our Audit Committee reviews, approves or ratifies transactions with related parties when required by applicable law, regulation or NASDAQ rule or when the Audit Committee considers it appropriate. When conducting a review of a potential related-party transaction, the Audit Committee’s practice is to evaluate whether a related party (including a director, executive officer, employee, or other significant shareholder) will have a direct or indirect interest in a transaction in which the Company may be a party. Where the Audit Committee determines that such proposed transaction involves a related party, the Audit Committee reviews any and all information it deems necessary and appropriate to evaluate the fairness of the transaction to the Company and its shareholders (other than the interested related party to such transaction), and may consider, among other things, the following factors: the related party’s relationship to the Company and direct or indirect interest in the transaction, both objective (for example, the dollar amount of the related party’s interest) and subjective (for example, any personal benefit not capable of quantification); whether the interested transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances; if applicable, the availability of other sources of comparable products or services; the benefits to the Company of the proposed interested transaction; and the impact on a director’s independence in the event the related party is a director, an immediate family member of a director or a member of a director’s household or an entity in which a director is a partner, member, shareholder or officer.

During the fiscal year ended June 30, 2008, all of the transactions required to be reviewed, approved or ratified pursuant to applicable law, regulation or NASDAQ rule were reviewed, approved or ratified pursuant to the Audit Committee’s procedures described above.

Director Independence

The Board undertook its annual review of Director independence during the first quarter of fiscal year 2009. During this review, the Board considered transactions and relationships between each Director or any member of his immediate family and the Company and its subsidiaries and affiliates. The Board also examined transactions and relationships between each of the Directors or their affiliates and members of the Company’s senior management or their affiliates. The purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that each such Director is independent of the Company.

As a result of this review, the Board determined that Messrs. Einiger, Gantcher and Powers are independent of the Company and its management under the NASDAQ listing standards.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Committee Pre-approval Policies and Procedures

The Audit Committee has established policies and procedures under which all audit and non-audit services performed by the Company’s independent registered public accounting firm must be approved in advance by the Audit Committee. The Audit Committee’s policy provides for pre-approval of audit, audit-related and certain other services specifically described by the Audit Committee on an annual basis. In addition, individual engagements anticipated to exceed pre-established thresholds, as well as certain other services, must be separately approved. The policy also requires specific approval by the Audit Committee if total remuneration for tax services would exceed total remuneration for audit and audit-related services in any given fiscal year. The policy also provides that the Audit Committee can delegate pre-approval authority to any member of the Audit Committee provided that the decision to pre-approve is communicated to the full Audit Committee at its next meeting. The Audit Committee has delegated this responsibility to the Chairman of the Audit Committee. Management has also implemented internal procedures to ensure compliance with this policy. The Audit Committee’s Charter provides for the approval of the remuneration of the auditors. As required by the Sarbanes-Oxley Act, all audit and non-audit services provided in the fiscal years ended June 30, 2008 and 2007 were pre-approved by the Audit Committee in accordance with these policies and procedures. The Audit Committee also reviewed the non-audit services provided by E&Y during the fiscal years ended June 30, 2008 and 2007, and determined that the provision of such non-audit services was compatible with maintaining the auditor’s independence.

Remuneration Paid to Independent Registered Public Accounting Firm

The Audit Committee is responsible for the selection, compensation, retention and oversight of the work of the independent registered public accounting firm. Accordingly, the Audit Committee has selected E&Y to perform audit and other permissible non-audit services for the Company and its subsidiaries. The Company has formal procedures in place for the pre-approval by the Audit Committee of all services provided by E&Y. These pre-approval procedures are described below under “Audit Committee Pre-approval Policies and Procedures.”

The description of the fees for professional services rendered to the Company and its subsidiaries by E&Y for the fiscal years ended June 30, 2008 and 2007 are set forth below.

	For the Fiscal Year Ended June 30,
(in thousands)	2008	2007

Audit fees (1)	$1,198	$1,203
Audit-related fees (2)	55	45
Tax fees (3)	45	39
All other fees	—	—

Total fees	$1,298	$1,287

(1)
Audit fees include: fees rendered in connection with the annual audit of the Company’s consolidated financial statements as of and for the fiscal years ended June 30, 2008 and June 30, 2007; the audit of the Company’s annual management assessment of the effectiveness of internal control over financial reporting as of June 30, 2008 and June 30, 2007 (as required by Section 404 of the Sarbanes Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”)); statutory audits required internationally; reviews of the Company’s unaudited condensed consolidated interim financial statements included in the Company’s statutory and regulatory filings; and other services normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings.

(2)
Audit-related fees for the fiscal years ended June 30, 2008 and June 30, 2007 include employee benefit plan audits, accounting consultations and other services related to the performance of the audit or review of the Company’s consolidated financial statements.

(3)	Tax fees include fees for tax compliance for domestic and international operating units.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1.
The Company’s Consolidated Financial Statements required to be filed as part of this Annual Report and the Reports of Independent Registered Public Accounting Firms are included in Part II, Item 8: “Financial Statements and Supplementary Data.”

2.
All financial statement schedules are omitted because the required information is not applicable, or because the information called for is included in the Company’s Consolidated Financial Statements or the Notes to the Consolidated Financial Statements.

3.
Exhibits – The exhibits listed on the accompanying Exhibit Index filed or incorporated by references as part of this Annual Report and such Exhibit Index is incorporated herein by reference. On the Exhibit Index, a “*” identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report, and such listing is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NDS Group plc
(Registrant)

By:	/s/ Alexander Gersh
Alexander Gersh
Chief Financial Officer and
Company Secretary
(Principal Financial and Accounting
Officer)

August 8, 2008

Pursuant to the requirements of the Securities Exchange Act 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Abraham Peled	Chairman and Chief Executive Officer	August 8, 2008
Abraham Peled	(Principal Executive Officer)

/s/ David F. DeVoe	Director	August 8, 2008
David F. DeVoe

/s/ Roger W. Einiger	Director	August 8, 2008
Roger W. Einiger

/s/ Nathan Gantcher	Director	August 8, 2008
Nathan Gantcher

/s/ Lawrence A. Jacobs	Director	August 8, 2008
Lawrence A. Jacobs

/s/ Peter J. Powers	Director	August 8, 2008
Peter J. Powers

/s/ Arthur M. Siskind	Director	August 8, 2008
Arthur M. Siskind

Index to Exhibits

Exhibit	Description	Location

3	Memorandum and Articles of Association	Incorporated by reference to Exhibit 3 to the Quarterly Report on Form 10-Q filed by NDS Group plc with the Securities and Exchange Commission on November 7, 2005

4.1	Specimen Series A Ordinary Share certificate	Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form F-1 filed by NDS Group plc with the Securities and Exchange Commission (File No. 333-11086) on November 19, 1999

4.2	Form of American Depositary Receipt	Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form F-1 filed by NDS Group plc with the Securities and Exchange Commission (File No. 333-11086) on November 19, 1999

4.3	Deposit Agreement	Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form F-1 filed by NDS Group plc with the Securities and Exchange Commission (File No. 333-11086) on November 19, 1999

10.1	Master Intercompany Agreement	Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form F-1 filed by NDS Group plc with the Securities and Exchange Commission (File No. 333-11086) on November 19, 1999

10.2	Agreement between the Company and Abraham Peled, dated December 1, 1999*	Incorporated by reference to Exhibit 4.4 to the Annual Report on Form 20-F filed by NDS Group plc with the Securities and Exchange Commission (File No. 333- 11086) on October 22, 2004

10.3	Agreement between NDS Limited and Alexander Gersh, dated November 11, 2004*	Incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed by NDS Group plc with the Securities and Exchange Commission on January 5, 2005

10.4	Letter Agreement dated October 20, 2002 between Raffi Kesten and NDS Technologies Israel Limited*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by NDS Group plc with the Securities and Exchange Commission on April 10, 2006

10.5	Letter Agreement dated June 22, 2004 between Raffi Kesten and NDS Group plc*	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by NDS Group plc with the Securities and Exchange Commission on April 10, 2006

10.6	Non-Executive Director Compensation Summary Sheet*	Incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed by NDS Group plc with the Securities and Exchange Commission on August 29, 2007.

Exhibit	Description	Location

10.7	NDS 2006 Long-Term Incentive Plan*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by NDS Group plc with the Securities and Exchange Commission on November 1, 2006.

10.8	Form of Performance-Based Conditional Award Agreement*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by NDS Group plc with the Securities and Exchange Commission on May 4, 2007.

10.9	Form of Fixed Conditional Award Agreement*	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by NDS Group plc with the Securities and Exchange Commission on May 4, 2007.

12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith.

21	Subsidiaries	Filed herewith.

23	Consent of Ernst & Young LLP	Filed herewith.

31.1	Certification by the Chief Executive Officer pursuant to SEC Rule 13a-14(a) / 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification by the Chief Financial Officer pursuant to SEC Rule 13a-14(a) / 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

*	Management contract or compensatory plan required to be filed as an exhibit to the Annual Report on Form 10-K pursuant to Item 15(b).