Form 10-Q
period 2008-09-30
NDS GROUP PLC
filed 2008-10-30
CIK 1098074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008 or
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

As of October 29, 2008, the following shares were outstanding: 16,428,228 Series A ordinary shares, par value $0.01 per share; 42,001,000 Series B ordinary shares, par value $0.01 per share; and 42,000,002 deferred shares, par value £1 per share.

NDS GROUP PLC

PART I – Financial Information

Item 1. Financial Statements

NDS Group plc
Unaudited Consolidated Statements of Operations

	For the three months ended September 30,
(in thousands, except per-share amounts)	2008	2007

Revenue	$182,164	$204,876

Cost of goods and services sold	(75,461)	(68,456)

Gross margin	106,703	136,420

Operating expenses	(80,794)	(78,134)

Operating income	25,909	58,286

Interest income, net	5,200	7,372
Other expenses	(14,107)	—

Income before income tax expense	17,002	65,658

Income tax expense	(3,618)	(19,364)

Net income	$13,384	$46,294

Net income per share:
Basic net income per share	$0.23	$0.80
Diluted net income per share	$0.23	$0.79

The accompanying notes form an integral part of these unaudited consolidated financial statements.

NDS Group plc

Consolidated Balance Sheets

(in thousands, except share amounts)	As of September 30, 2008 (Unaudited)	As of June 30, 2008 (See Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$711,162	$734,992
Accounts receivable, net (inclusive of $48,675 and $50,339 due from related parties)	119,141	126,131
Accrued income	40,386	46,948
Inventories, net	87,246	79,659
Prepaid expenses	24,869	24,904
Other current assets	19,523	4,203
Total current assets	1,002,327	1,016,837
Property, plant & equipment, net	47,239	49,741
Goodwill	130,944	134,693
Other intangibles, net	51,962	55,806
Deferred tax assets	15,641	17,370
Other non-current assets	109,402	101,702

Total assets	$1,357,515	$1,376,149

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable (inclusive of $4,488 and $4,846 due to related parties)	$27,463	$33,611
Deferred income	125,584	128,318
Accrued expenses	56,286	87,115
Income tax liabilities	15,016	24,513
Other current liabilities	33,291	20,673
Total current liabilities	257,640	294,230
Deferred income	79,454	79,100
Accrued expenses	70,041	67,713
Other non-current liabilities	4,419	4,701

Total liabilities	411,554	445,744
Commitments and contingencies
Shareholders’ equity:
Series A ordinary shares, par value $0.01 per share: 48,000,000 shares authorized; 16,424,907 and 16,250,058 shares outstanding as of September 30, and June 30, 2008, respectively	164	162
Series B ordinary shares, par value $0.01 per share: 52,000,000 shares authorized; 42,001,000 shares outstanding as of September 30, and June 30, 2008, respectively	420	420
Deferred shares, par value £1 per share: 42,000,002 shares authorized and outstanding as of September 30, and June 30, 2008, respectively	64,103	64,103
Additional paid-in capital	594,316	590,663
Retained earnings	229,585	216,201
Other comprehensive income	57,373	58,856
Total shareholders’ equity	945,961	930,405

Total liabilities and shareholders’ equity	$1,357,515	$1,376,149

The accompanying notes form an integral part of these unaudited consolidated financial statements.

NDS Group plc
Unaudited Consolidated Statements of Cash Flows

	For the three months ended September 30,
(in thousands)	2008	2007

Operating activities:
Net income	$13,384	$46,294

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,451	5,652
Amortization of other intangibles	3,333	3,283
Equity-based compensation	4,795	4,311
Conditional Derivative Instrument, net (see Note 3)	6,620	—
Other	234	97
Change in operating assets and liabilities, net of acquisitions:
Inventories	(7,587)	(4,402)
Receivables and other assets	7,292	(18,244)
Deferred income	(2,380)	(9,222)
Accounts payable and other liabilities	(35,875)	9,016

Net cash (used in) provided by operating activities	(4,733)	36,785

Investing activities:
Capital expenditure	(5,446)	(3,470)
Business acquisitions, net of cash acquired	(1,117)	(10,374)

Net cash used in investing activities	(6,563)	(13,844)

Financing activities:
Issuance of shares (inclusive of realized excess tax benefits of $262 and $79)	1,135	388

Net (decrease) increase in cash and cash equivalents	(10,161)	23,329

Cash and cash equivalents, beginning of period	734,992	592,750
Currency exchange movements	(13,669)	6,088

Cash and cash equivalents, end of period	$711,162	$622,167

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

Note 2. Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, the consolidated operating results and the consolidated cash flows as of and for the periods shown. The unaudited consolidated results of operations for the three-month period ended September 30, 2008 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2009.

These interim unaudited consolidated financial statements and notes hereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2008 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on August 8, 2008. Financial information as of June 30, 2008 has been derived from those audited consolidated financial statements.

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

The Company maintains a 52-53 week fiscal year ending on the Sunday nearest to each reporting date. As such, all references to September 30, 2008 and September 30, 2007 relate to the three-month periods ended September 28, 2008 and September 30, 2007, respectively. For convenience purposes, the Company continues to date its financial statements as of September 30.

All amounts are presented in thousands, except share and per-share amounts or unless otherwise noted.

Recent accounting pronouncements

Business combinations

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141R will become effective for the Company in the first quarter of fiscal 2010. This standard will change the Company’s accounting treatment for business combinations on a prospective basis.

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

Fair values and financial instruments

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for measuring fair value and expands the related disclosure requirements. In accordance with SFAS No. 157, fair value measurements are required to be disclosed using a three-tiered fair value hierarchy which distinguishes market participant assumptions into the following categories: (i) inputs that are quoted prices in active markets (“Level 1”), (ii) inputs other than quoted prices included within Level 1 that are observable, including quoted prices for similar assets or liabilities (“Level 2”) and (iii) inputs that require the entity to use its own assumptions about market participant assumptions (“Level 3”). Certain provisions of SFAS 157 related to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis became effective for the Company on July 1, 2008. The Company has entered into transactions in fiscal 2009 to which SFAS No. 157 is relevant. These are discussed in Notes 3 and 4 below. The provisions of SFAS 157 related to other nonfinancial assets and liabilities will be effective for the Company beginning in fiscal 2010 and will be applied prospectively.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 allows companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 became effective for the Company on July 1, 2008. The Company had no assets or liabilities subject to the provision of SFAS No. 159 as of June 30, 2008.

In March 2008, the FASB released SFAS No, 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of SFAS 161 will become effective for the Company beginning in fiscal 2010. The Company is currently evaluating the impact of SFAS 161 on its consolidated financial statements but does not expect it to have a material effect.

Other

In March 2007, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payment for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. EITF 07-3 requires that such amounts be recognized as an expense as the goods are delivered or the related services are performed. If, subsequently, based on management’s assessment, it is no longer expected that the goods will be delivered or services will be rendered, then EITF 07-3 requires that the capitalized advance payment be charged to expense. EITF 07-3 became effective for the Company on July 1, 2008 but did not have any material impact on the Company’s consolidated results of operations and financial condition.

Note 3. Proposed transaction

On August 14, 2008, the Company, News Corporation and two newly incorporated companies formed by funds advised by Permira Advisers LLP (the “Permira Newcos”) announced that the Company signed an implementation agreement pursuant to which the Company would become a privately-owned company, with the Permira Newcos and News Corporation owning approximately 51% and 49% of the Company, respectively (the “Proposed Transaction”). The Proposed Transaction would be effected by means of:

•
Cancelling all of the outstanding Series A Ordinary Shares, par value $0.01 per share (“Series A Ordinary Shares”), including shares represented by American Depositary Shares (“ADSs”) traded on The NASDAQ Stock Market (“NASDAQ”), for per-share consideration of $63 in cash;

•
Cancelling approximately 67% of the Series B Ordinary Shares, par value $0.01 per share (“Series B Ordinary Shares”) held by News Corporation for consideration of $63 per share to be paid in a combination of approximately $1.5 billion in cash and a $242 million vendor note. News Corporation currently owns 71.9% of the equity and 96.2% of the voting power of the Company through its ownership of 100% of the outstanding Series B Ordinary Shares. News Corporation would retain ownership of the remaining approximately 33% of the Series B Ordinary Shares it currently holds, resulting in it owning 49% of the Company following the completion of the Proposed Transaction; and

•	Issuing the Permira Newcos new Series B Ordinary Shares representing 51% of the Company’s then outstanding Series B Ordinary Shares.

If the Proposed Transaction is consummated, it will be funded by a mix of senior and mezzanine indebtedness incurred by the Company, an investment provided by the Permira Newcos and cash on hand at the Company. The Company’s commitments and obligations with respect to the indebtedness are contingent upon the consummation of the Proposed Transaction.

The consummation of the Proposed Transaction is conditioned upon the approval of the transaction by holders of the Series A Ordinary Shares, the approval of the High Court of Justice of England and Wales, the receipt of certain regulatory approvals, the receipt of funding described above and certain other customary closing conditions. The consummation of the Proposed Transaction is also conditioned upon the Proposed Transaction being consummated by February 25, 2009, or such later date as agreed by the parties and approved by the High Court of Justice of England and Wales. There can be no assurance that the Proposed Transaction will be consummated.

During the three-month period ended September 30, 2008, the Company entered into a conditional forward currency derivative financial instrument to act as an economic hedge against the fact that a portion of the debt to be drawn down upon the consummation of the Proposed Transaction will be denominated in euros, but payments to shareholders will be denominated in U.S. dollars (the “Conditional Derivative Instrument”). The notional value of the Conditional Derivative Instrument is €367 million. Should the Proposed Transaction not be consummated, no amounts will be due under the Conditional Derivative Instrument. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) requires all derivative financial instruments to be recognized at fair value as of the balance sheet date. The terms of the Conditional Derivative Instrument do not meet the criteria of SFAS No. 133 to qualify for hedge accounting and, accordingly, the changes in fair value of the Conditional Derivative Instrument are recorded within other expenses in the consolidated statement of operations.

The Company has estimated the fair value of the Conditional Derivative Instrument in accordance with SFAS No. 157. This requires the Company to include in the valuation inputs an assessment of the likelihood of the Proposed Transaction being consummated. The fair value is based on Level 3 inputs. These include forward foreign exchange rates, as well as an estimate of market participants’ assessment of the probability of the Proposed Transaction being completed within the parameters defined in the hedging contract, and counterparty risk.

The fair value of the Conditional Derivative Instrument as of September 30, 2008 was $11.0 million, and is recognized within other current liabilities. The Company has recognized a deferred income tax benefit of $4.4 million as a result of the Conditional Derivative Instrument. There were no cash flows associated with the Conditional Derivative Instrument in the three-month period ended September 30, 2008. Should the Proposed Transaction not be consummated, the amounts recorded as of September 30, 2008 will be reversed.

Expenses incurred by the Company in connection with the Proposed Transaction were as follows:

	For the three months ended September 30,
(in thousands)	2008	2007

Legal and professional fees	$3,092	$	─
Unrealized loss on the Conditional Derivative Instrument	11,015		─
Total amount recorded as other expenses	$14,107	$	─

Note 4. Other derivative financial instruments

SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded on the balance sheet at fair value as either an asset or a liability. SFAS No. 133 also requires that changes in the fair value of recorded derivatives be recognized currently in earnings unless specific hedge accounting criteria are met.

During the three-month period ended September 30, 2008, the Company commenced the use of financial instruments designated as cash flow hedges to hedge its exposure to foreign currency exchange risks associated with the operating expenses of its Israeli operations. All cash flow hedges are recorded at fair value on the consolidated balance sheet. The effective changes in fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income. Amounts are reclassified from accumulated other comprehensive income when the underlying hedged item is recognized in earnings. If derivatives are not designated as cash flow hedges, changes in fair value are recorded in earnings.

As of September 30, 2008, the notional amount of these foreign exchange forward contracts with foreign currency risk was $279.0 million with settlement dates extending through August 2010. During the three-month period ended September 30, 2008, an unrealized gain of $17.0 million was recorded within other comprehensive income, a realized gain of $0.3 million was included within operating expenses and no amount of the cash flow hedge was determined to be ineffective. The fair value of these derivative financial instruments, measured by reference to quoted market exchange rates as of the balance sheet date (Level 2 inputs), was included on the consolidated balance sheet as of September 30, 2008 as other current assets of $7.8 million and other non-current assets of $9.2 million.

Note 5. Comprehensive Income

Comprehensive income comprises net income, foreign currency translation adjustments, changes in fair value of cash flow hedges and certain pension adjustments. The components of comprehensive income were as follows:

	For the three months ended September 30,
(in thousands)	2008	2007

Net income	$13,384	$46,294
Foreign currency translation differences (no tax effect)	(13,692)	3,697
Changes in fair value of cash flow hedges (net of tax of $4,748 and $─)	12,209	─
Comprehensive income	$11,901	$49,991

Note 6. Net income per share

Basic net income per share is calculated as net income divided by the weighted average number of ordinary shares in issue in each period. The interests of ordinary shareholders may be diluted due to the existence of equity awards granted to employees. The dilutive effect of potential shares to be issued pursuant to outstanding equity awards has been calculated using the treasury stock method and as such, is a function of the average share price in each period. The Company has two classes of ordinary shares: Series A Ordinary Shares and Series B Ordinary Shares, which have equal rights except in respect of voting and, as such, have equal weighting in the calculation of net income per share and equal net income per share.

The numerator for the calculations of net income per share is net income. The denominator for the calculations is the weighted average number of ordinary shares, as follows:

	For the three months ended September 30,
	2008	2007

Weighted average number of ordinary shares in issue	58,340,998	57,771,456
Effect of dilutive equity awards	983,816	773,849
Denominator for dilutive net income per share	59,324,814	58,545,305

Note 7. Inventories

(in thousands)	As of September 30, 2008	As of June 30, 2008

Unprocessed smart cards and their components	$67,114	$61,364
Inventory reserves	(4,467)	(4,369)
	62,647	56,995

Deferred smart card costs	16,529	16,216
Contract work-in-progress	8,070	6,448
Total inventories	$87,246	$79,659

Unprocessed smart cards and their components are considered to be in the state of work-in-progress. Deferred smart card costs represent the book value of smart cards shipped to customers but for which revenue had not been recognized as of the balance sheet date.

Note 8. Deferred income

(in thousands)	As of September 30, 2008	As of June 30, 2008

Deferred security fees	$132,752	$135,175
Advance receipts and other deferred income	72,286	72,243
Total deferred income	$205,038	$207,418

Included within current liabilities	$125,584	$128,318
Included within non-current liabilities	79,454	79,100
	$205,038	$207,418

Note 9. Related-party transactions

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

a) Provision of technology and services

Technology and services for digital pay-television platform operators are supplied by the Company to affiliates and subsidiaries of News Corporation. The principal related parties to which the Company supplied such services through the period covered by these financial statements are BSkyB, FOXTEL, Sky Network Television and Tata Sky (all of which are affiliates of News Corporation), and SKY Italia and STAR TV (both of which are wholly owned subsidiaries of News Corporation). In February 2008, News Corporation divested of its entire interest in its affiliate DIRECTV. The Company therefore no longer considers DIRECTV or its affiliates DIRECTV Latin America, Sky Brasil and Sky Mexico to be related parties from that date, although it continues to conduct business with them. In April 2008, News Corporation increased its interest in Premiere AG (“Premiere”), a customer of the Company, to a level where it is considered to be a related party from that date.

Revenue recognized from such related parties was as follows:

	For the three months ended September 30,
(in thousands)	2008 (1)	2007 (2)

Revenue from related parties	$60,212	$159,258

(1)	Includes revenue from Premiere.
(2)	Includes revenue from DIRECTV and its affiliates.

Included within the consolidated balance sheets are the following amounts in respect of normal sales transactions with related parties:

(in thousands)	As of September 30, 2008	As of June 30, 2008

Accounts receivable	$48,675	$50,339
Accrued income	9,441	11,299
Other assets	27,304	27,704
Deferred income	(78,815)	(73,099)

b) Royalty payments

A royalty is payable to a related party in respect of certain intellectual property rights that the Company has licensed for use in certain applications supplied to customers. The royalty expense in respect of this related party arrangement, which is included within cost of goods and services sold, was as follows:

	For the three months ended September 30,
(in thousands)	2008	2007

Royalties payable to related party	$956	$842

Included within the consolidated balance sheets are the following amounts in respect of royalties payable to a related party:

(in thousands)	As of September 30, 2008	As of June 30, 2008

Accrued expenses	$1,769	$3,148

c) Administration and finance services

News Corporation provides services to the Company under a Master Intercompany Agreement that provides, among other things, for arrangements governing the relationship between the Company and News Corporation. The consideration for each of the services and other arrangements set forth in the Master Intercompany Agreement is mutually agreed and based upon allocated costs. All such consideration and any material arrangements are subject to the approval of the Audit Committee. The services covered by the Master Intercompany Agreement include cash management and financing, services of News Corporation employees, facility arrangements and employee matters, including pensions and certain other services.

Administration fees charged to the Company in respect of these services were as follows:

	For the three months ended September 30,
(in thousands)	2008	2007

Administration fees charged by related parties	$36	$37

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

(in thousands)	As of September 30, 2008	As of June 30, 2008

Accounts payable	$4,488	$4,846

d) Other

The Company has a short-term loan facility of £30 million (approximately $55 million) from a subsidiary of News Corporation. The facility has no expiry date and no amounts were drawn down as of September 30, 2008 or June 30, 2008. The facility is considered to be adequate for the Company’s needs.

The Company has entered into cross-guarantees with HSBC Bank plc (“HSBC”) providing mutual guarantees with other subsidiaries of News Corporation for amounts owed to HSBC under a collective overdraft facility of £20 million (approximately $37 million). News Corporation has indemnified the Company against any liabilities which the Company may be required to pay under these cross-guarantees. The Company has been informed by News Corporation that no amounts were owed to HSBC as of September 30, 2008 or June 30, 2008 that would be covered by these guarantees.

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

A hearing on the UCL claim was held on October 9, 2008. On October 15, 2008, the court issued its ruling. The court found the Company liable under the UCL based on the single incident that formed the basis for the jury’s previous verdict and awarded restitution in a nominal amount to EchoStar. The court also issued a permanent injunction that requires the Company to comply with the statutes that the jury previously found the Company had violated.

On October 20, 2008, Echostar and the Company filed applications requesting that the court award them attorneys’ fees and costs. The Company believes that Echostar’s request is without merit and intends to vigorously defend against that request. Instead, the Company believes that it prevailed in the litigation and on several claims for which a recovery of attorneys’ fees is authorized. The court has set a hearing for November 17, 2008 to hear argument related to requests for attorneys' fees and costs. It is not known when the court will provide a decision on those requests.

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

The Company’s operations are subject to tax in various domestic and international jurisdictions and, as a matter of course, the Company is regularly audited by U.K. and overseas tax authorities. There has been no material change in the Company’s assessment of uncertain tax positions since June 30, 2008. The Company believes it has appropriately accrued for the expected outcome of all pending tax matters and does not currently anticipate that the ultimate resolution of pending tax matters will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity.

Note 11. Equity-based compensation

The following amounts have been recorded in the consolidated financial statements relating to equity-based compensation:

	For the three months ended September 30,
(in thousands, except share amounts)	2008	2007

Number of Series A Ordinary Shares issued in respect of stock options exercised in period	32,472	48,798
Number of Series A Ordinary Shares issued in the period in respect of vested conditional awards, net of statutory tax withholdings	142,377	61,516
Number of Series A Ordinary Shares issued in respect of all equity compensation plans	174,849	110,314

Equity-based compensation cost included within the statement of operations	$4,795	$4,311

Net cash received from exercise of equity-based awards	$873	$309

Excess tax benefits derived from equity-based awards	$278	$52

Intrinsic value of stock options exercised	$1,045	$1,335

As of September 30, 2008, the total compensation cost related to non-vested equity awards not yet recognized was approximately $34.0 million and the period over which it is expected to be recognized is 2.9 years. The Board may grant additional equity-based compensation, which would result in additional operating expenses being recorded in future periods.

No new equity-based awards were granted during the three-month period ended September 30, 2008.

Note 12. Supplementary cash flow information

	For the three months ended September 30
(in thousands)	2008	2007

Cash payments for capital expenditure	$(5,472)	$(3,531)
Proceeds from sale of property, plant and equipment	26	61
Interest received in cash	6,026	7,381
Cash payments for income taxes	(15,047)	(8,400)
Business acquisitions, net of cash acquired	─	(10,374)
Cash paid in respect of deferred consideration for acquisitions	(1,117)	─

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This document contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of NDS Group plc, its directors or its officers with respect to, among other things, trends affecting NDS Group plc’s financial condition or results of operations. Unless otherwise indicated or unless the context requires otherwise, all reference herein to the “Company,” “we,” “our” and “us” refers to the NDS Group plc. Readers of this document are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Those risks and uncertainties are discussed under Item 1A. Risk Factors of Part II of this Quarterly Report on Form 10-Q, in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 as filed with the Securities and Exchange Commission (“SEC”) on August 8, 2008 (SEC file no. 000-30364), as well as the information set forth elsewhere in this Quarterly Report. The Company does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You should carefully review other documents filed by the Company with the SEC. This section should be read in conjunction with the unaudited consolidated financial statements of the Company and related notes set forth elsewhere herein.

Introduction

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of our financial condition, changes in financial condition and results of operations, and is organized as follows:

•
Overview of our business — This section provides a general description of our business and developments that have occurred to date during the fiscal year ending June 30, 2009 that we believe are important in understanding our results of operations and financial condition or to disclose known future trends.

•
Results of operations — This section provides an analysis of our results of operations for the three-month periods ended September 30, 2008 and 2007. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•
Liquidity and capital resources — This section provides an analysis of our cash flows for the three-month periods ended September 30, 2008 and 2007. It includes a discussion of the financial capacity available to fund our future commitments and obligations, as well as a discussion of other financing arrangements.

Overview of our Business

We supply open end-to-end digital technology and services to digital pay-television platform operators and content providers. Our technologies include conditional access and microprocessor security, broadcast and broadband stream management, set-top box and residential gateway middleware, electronic program guides (“EPGs”), digital video recorder (“DVR”) technologies and interactive infrastructure and applications. We provide technologies and services supporting standard definition and high definition television and a variety of industry, Internet and Internet protocol (“IP”) standards, as well as technology for mobile devices. Our software systems, consultancy and systems integration services are focused on providing platform operators and content providers with technology to help them profit from the secure distribution of digital information and entertainment to consumer devices that incorporate various technologies supplied by us.

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

Our customers consist of a limited number of large digital pay-television platform operators that are introducing, marketing and promoting products and services that utilize our technology. During the three-month period ended September 30, 2008, our three largest customers were DIRECTV in the United States, BSkyB in the United Kingdom and SKY Italia in Italy. Together, these three customers contributed, directly and indirectly, approximately 52% of our revenue during the three-month period ended September 30, 2008. We expect that a limited number of customers will continue to contribute a significant portion of our revenue.

We compete primarily with technologies such as NagraVision (developed by Kudelski SA), DigiCipher (developed by Motorola, Inc.), Power Key (developed by Scientific-Atlanta, Inc.), OpenTV (developed by OpenTV Corp., a company controlled by Kudelski SA) and Microsoft Mediaroom (developed by Microsoft Corporation) and others, both to attract new customers and to retain our existing customers. In addition, some of the companies that currently operate in the set-top box and/or software business, but that have not historically been active competitors of ours, may, through acquisitions or the development of their own resources, seek to enter and obtain significant market share in our current or planned business areas.

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

Recently, certain of our customers have begun recycling set-top boxes and smart cards when a subscriber terminates its subscription by re-issuing the set-top box and smart card to a new subscriber. Such activity by our customers reduces demand for new smart cards and also reduces our incremental set-top box royalties. Should this activity become more widespread, it could materially adversely affect our revenues. In addition, the security of our smart cards has not been compromised in recent years. Accordingly, certain customers have delayed or reduced plans to complete card changeovers. This change in approach has been reflected in amended contract terms with certain of our customers and this has resulted in lower conditional access revenues from those customers in fiscal 2009, a trend we expect will continue in future periods.

We consider that we operate and manage our business as a single segment. There are no separate divisions or profit centers. We assess the financial performance of our business by reviewing specific revenue streams in the aggregate and by customer. We assess our costs by considering individual cost centers and their aggregation into the general cost categories as described below.

Recent Business Developments

On August 14, 2008, the News Corporation, two newly incorporated companies formed by funds advised by Permira Advisers LLP (the “Permira Newcos”) and we announced that the we signed an implementation agreement pursuant to which the we would become a privately-owned company, with the Permira Newcos and News Corporation owning approximately 51% and 49% of us, respectively (the “Proposed Transaction”). The Proposed Transaction would be effected by means of:

•
Cancelling all of our outstanding Series A ordinary shares, par value $0.01 per share (the “Series A Ordinary Shares”), including shares represented by American Depositary Shares (“ADSs”) traded on The NASDAQ Stock Market (“NASDAQ”), for per-share consideration of $63 in cash;

•
Cancelling approximately 67% of our Series B ordinary shares, par value $0.01 per share (the “Series B Ordinary Shares”) held by News Corporation for consideration of $63 per share to be paid in a combination of approximately $1.5 billion in cash and a $242 million vendor note. News Corporation currently owns 71.9% of our equity and 96.2% of our voting power through its ownership of 100% of the outstanding Series B Ordinary Shares. News Corporation would retain ownership of the remaining approximately 33% of the Series B Ordinary Shares it currently holds, resulting in it owning 49% of us following the completion of the Proposed Transaction; and

•	Issuing the Permira Newcos new Series B Ordinary Shares representing 51% of our then outstanding Series B Ordinary Shares.

If the Proposed Transaction is consummated, it will be funded by a mix of senior and mezzanine indebtedness incurred by us, an investment provided by the Permira Newcos and our cash on hand. Our commitments and obligations with respect to the indebtedness are contingent upon the consummation of the Proposed Transaction.

The consummation of the Proposed Transaction is conditioned upon the approval of the transaction by holders of the Series A Ordinary Shares, the approval of the High Court of Justice of England and Wales, the receipt of certain regulatory approvals, the receipt of funding described above and certain other customary closing conditions. The consummation of the Proposed Transaction is also conditioned upon the Proposed Transaction being consummated by February 25, 2009, or such later date as agreed by the parties and approved by the High Court of Justice of England and Wales. There can be no assurance that the Proposed Transaction will be consummated.

Revenue

We derive revenue from:

1)
Fees from the sale of smart cards and the provision of security maintenance services. These fees are typically based on the number of smart cards supplied and the number of subscribers and/or smart cards authorized for a particular platform. Our fees may be reduced if the security of the system is compromised or as a result of card recycling or postponements of card changeovers. We refer to fees from the sales of smart cards and the provision of security maintenance services as “conditional access revenue.”

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

Personnel, travel and facilities costs are allocated into four categories: operations, research and development; sales and marketing; and general and administration. We have employees and facilities in the United Kingdom, the United States, Israel, India, France, Germany, Denmark, Hong Kong, South Korea, China and Australia.

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

Results of Operations

Commentary on the three-month period ended September 30, 2008 versus the three-month period ended September 30, 2007

Comparisons of our financial performance are materially impacted by fluctuations in foreign exchange rates. The principal foreign currency exchange rates that affect our consolidated results of operations and balance sheets are:

	Average exchange rate for the three months ended		Period end exchange rate as of
	September 30, 2008	September 30, 2007	September 30, 2008	June 30, 2008

U.K. pound sterling / U.S. dollar	0.5281	0.4948	0.5435	0.5016
Euro / U.S. dollar	0.6646	0.7276	0.6851	0.6350
Israeli shekel / U.S. dollar	3.4829	4.1871	3.4241	3.3719
Indian rupee / U.S. dollar	43.5840	40.3880	46.4800	42.7800

The effect of fluctuations in foreign exchange rates on our revenue and operating income may be summarized as follows:

(in thousands)	Revenue	Operating income

For the three-month period ended September 30, 2007	$204,876	$58,286
Effect of fluctuations in foreign currency exchange rates	1,010	(13,781)
Effect of other operating factors	(23,722)	(18,596)
For the three-month period ended September 30, 2008	$182,164	$25,909

The effect of fluctuations in foreign currency exchange rates can be further analyzed as follows:

(in thousands)	Revenue	Operating income

Effect on recorded value of revenue transactions(1)	$1,010	$1,010
Effect on recorded value of expense transactions(2)	─	(4,463)
	1,010	(3,453)
Loss on revaluation of cash balances during the three-month period ended September 30, 2008(3)	─	(4,587)
Effect of fluctuations in foreign currency exchange rates on result for the three-month period ended September 30, 2008	1,010	(8,040)
Less gain on revaluation of cash balances during the three-month period ended September 30, 2007(3)	─	(5,741)
Effect of fluctuations in foreign currency exchange rates on comparison of result for the three month period ended September 30, 2008 to that of the three-month-period ended September 30, 2007	$1,010	$(13,781)
__________________
(1)
Approximately 44% of our revenue was denominated in currencies other than U.S. dollars, principally pounds sterling and euros, during the three-month period ended September 30, 2008. The U.S. dollar was weaker against the euro but stronger against the pound sterling during the three-month period ended September 30, 2008 compared to the three-month period ended September 30, 2007, as measured by the average exchange rates prevailing during each period.

(2)
Approximately 75% of our total expenses were denominated in currencies other than the U.S. dollar, principally pounds sterling, Israeli shekels, euros and Indian rupees, during the three-month period ended September 30, 2008.

(3)
We recorded a loss of $4.6 million within operating expenses in the three-month period ended September 30, 2008 as a result of holding cash in currencies other than the U.S. dollar, compared to a gain of $5.7 million in the three-month period ended September 30, 2007.

The effect of other operating factors on individual elements of our financial statements is discussed below.

Revenue

Revenue for the periods under review was as follows:

	For the three months ended September 30,
(in thousands)	2008	2007	Change	% Change

Conditional access	$98,766	$121,583	$(22,817)	(19)%
Integration, development & support	11,368	10,909	459	4%
License fees & royalties	24,205	28,944	(4,739)	(16)%
New technologies	46,785	42,458	4,327	10%
Other	1,040	982	58	6%
Total revenue	$182,164	$204,876	$(22,712)	(11)%

Revenue from conditional access decreased by 19% during the three-month period ended September 30, 2008 as compared to the three-month period ended September 30, 2007. The decrease was principally due to recognition in the three-month period ended September 30, 2007 of a portion of security services revenue previously deferred as certain remaining revenue recognition criteria were satisfied during that period. Additionally, smart card and security fee revenues were lower during the three-month period ended September 30, 2008 due to lower unit prices. These factors were partially offset by an increased volume of smart cards delivered and the growth of the subscriber bases of our customers during the three-month period ended September 30, 2008.

The number of devices protected by NDS conditional access technology in each period was as follows:

	For the three months ended September 30,
(in millions)	2008	2007

Number of devices protected by NDS conditional access technology, beginning of period	90.3	75.4
Net additions	5.1	3.2
Number of devices protected by NDS conditional access technology, end of period	95.4	78.6

The quantity of smart cards delivered in each period was as follows:

	For the three months ended September 30,
(in millions)	2008	2007

Number of smart cards delivered	8.0	7.4

The increase in the number of smart cards delivered in the three-month period ended September 30, 2008 as compared to the three-month period ended September 30, 2007 principally reflects higher deliveries to existing customers in Asia and Europe and to new customers. The volume of smart cards supplied exceeded the increase in authorized smart cards in use due to a mixture of churn and the build-up of inventory by platform operators. As described above, recently certain of our customers have begun recycling set-top boxes and smart cards when a subscriber terminates its subscription by re-issuing the set-top box and smart card to a new subscriber. Such activity by our customers reduces demand for new smart cards and also reduces our incremental set-top box royalties. This trend depressed demand for smart cards from certain of our customers in the three-month period ended September 30, 2008 and we expect this to continue in the future.

Integration, development and support revenue increased by 4% in the three-month period ended September 30, 2008 as compared to the three-month period ended September 30, 2007. The recognition of revenue from new customers and from the delivery of enhancements to several of our existing major customers is dependent on the timing of satisfaction of all our revenue recognition criteria; therefore this component of our revenue tends to fluctuate from period to period.

License fee and royalty revenue decreased by 16% in the three-month period ended September 30, 2008 as compared to the three-month period ended September 30, 2007, principally as a result of a decrease in the number of middleware clients deployed during the three-month period ended September 30, 2008 as compared to the three-month period ended September 30, 2007.

The table below sets forth the number of middleware clients deployed by our customers during the three-month periods ended September 30, 2008 and 2007:

	For the three months ended September 30,
(in millions)	2008	2007

Number of middleware clients deployed, beginning of period	92.5	61.8
Net additions	6.2	8.1
Number of middleware clients deployed, end of period	98.7	69.9

The decrease in the number of middleware clients deployed was largely due to the download of our middleware to a large population of DIRECTV set-top boxes during the three-month period ended September 30, 2007, with no equivalent event in the three-month period ended September 30, 2008. Additionally, the set-top box recycling referred to above had an adverse effect in the three-month period ended September 30, 2008.

The increase in revenue from new technologies of 10% in the three-month period ended September 30, 2008, compared to the three-month period ended September 30, 2007, was principally due to higher revenue from our Internet protocol television (“IPTV”) customers, and from gaming applications and residential gateway devices. These increases were partially offset by lower revenue from deployment of our DVR technologies and advanced middleware solutions. The fees recognized on deployment of DVR technologies were lower during the three-month period ended September 30, 2008 than in the three-month period ended September 30, 2007 due to the timing of project acceptance.

The increase in the cumulative number of DVR clients deployed in each period was as follows:

	For the three months ended September 30,
(in millions)	2008	2007

Number of DVR clients deployed, beginning of period	13.1	7.3
Net additions	1.4	1.5
Number of DVR clients deployed, end of period	14.5	8.8

Cost of Goods and Services Sold and Gross Margin

Cost of goods and services sold and gross margin for the periods under review were as follows:

	For the three months ended September 30,
(in thousands)	2008	2007	Change	% Change

Cost of goods and services sold	$75,461	$68,456	$7,005	10%

Gross margin	$106,703	$136,420	$(29,717)	(22)%
Gross margin as a percentage of revenue	59%	67%	(8)%	**

** Not meaningful.

Cost of goods and services sold increased by 10% during the three-month period ended September 30, 2008 as compared to the three-month period ended September 30, 2007, principally due to an increase in the number of our employees working on development, integration and support activities in the three-month period ended September 30, 2008. This was offset in part by lower royalties paid to third parties during the three-month period ended September 30, 2008 for the use of their technologies.

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

Gross margin as a percentage of revenue was 59% for the three-month period ended September 30, 2008 as compared to 67% for the three-month period ended September 30, 2007. This decrease was a consequence of the reduction in conditional access and royalty revenues (which had no associated direct costs) and the effect of an increase in the total amount of employee costs allocated to cost of goods and services sold during the three-month period ended September 30, 2008.

Operating Expenses

Operating expenses for the periods under review were as follows:

	For the three months ended September 30,
(in thousands)	2008	2007	Change	% Change

Research & development	$47,893	$51,011	$(3,118)	(6)%
Sales & marketing	12,118	9,620	2,498	26%
General & administration	17,450	14,220	3,230	23%
Amortization of intangibles	3,333	3,283	50	2%
Total operating expenses	$80,794	$78,134	$2,660	3%

Our main operating expenses are employee costs (including the cost of equity-based awards), facilities costs, depreciation, travel costs and legal expenses. Our main operating expenses increased in the three-month period ended September 30, 2008 as compared to the three-month period ended September 30, 2007, primarily due to a higher number of employees and higher facilities expenses. Employee costs were approximately 5% higher in U.S. dollar terms during the three-month period ended September 30, 2008 as compared to the three-month period ended September 30, 2007.

Our employee numbers (which include contractors) have increased over the period under review, as follows:

	For the three months ended September 30,
	2008	2007

Number of employees, beginning of period	3,961	3,572
Net additions	112	93
Number of employees, end of period	4,073	3,665

Average number of employees during period	4,038	3,610

Research and development costs decreased by 6% for the three-month period ended September 30, 2008 as compared to the three-month period ended September 30, 2007, primarily as a result of a small decrease in the number of employees working on research and development projects. Additionally, in the three-month period ended September 30, 2008, we recognized the benefit of a $7.9 million grant from the French government as a consequence of our engagement in certain eligible research projects. In the three-month period ended September 30, 2007, we received an equivalent grant of $6.7 million.

Sales and marketing expenses increased by 26% in the three-month period ended September 30, 2008 as compared to the three-month period ended September 30, 2007, principally as a result of higher employee headcount and travel costs, increased attendance at trade shows and a higher level of corporate communications activities.

General and administrative expenses increased by 23% in the three-month period ended September 30, 2008 as compared to the three-month period ended September 30, 2007, primarily as a result of holding cash in currencies other than the U.S. dollar as noted above, partially offset by lower legal expenses.

Operating Income

As a result of the factors outlined above, and, in particular, the decrease in conditional access and royalty revenue and the impact of foreign currency exchange rate movements, operating income was $25.9 million, or 14% of revenue, for the three-month period ended September 30, 2008, compared to $58.3 million, or 28% of revenue, for the three-month period ended September 30, 2007.

Other Expenses

Expenses incurred in connection with the Proposed Transaction were as follows:

	For the three months ended September 30,
(in thousands)	2008	2007

Legal and professional fees	$3,092	$	─
Unrealized loss on the Conditional Derivative Instrument	11,015		─
Total amount recorded as other expenses	$14,107	$	─

During the three-month period ended September 30, 2008, we entered into a conditional forward currency derivative financial instrument to act as an economic hedge against the fact that a portion of the debt to be drawn down upon the consummation of the Proposed Transaction will be denominated in euros, but payments to shareholders will be denominated in U.S. dollars (the “Conditional Derivative Instrument”). The notional value of the Conditional Derivative Instrument is €367 million. Should the Proposed Transaction not be consummated, no amounts will be due under the Conditional Derivative Instrument. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) requires all derivative financial instruments to be recognized at fair value as of the balance sheet date. The terms of the Conditional Derivative Instrument do not meet the criteria of SFAS No. 133 to qualify for hedge accounting and accordingly the changes in fair value of the Conditional Derivative Instrument are recorded within other expenses in the consolidated statement of operations.

We have estimated the fair value of the Conditional Derivative Instrument in accordance with Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). This requires us to include in the valuation inputs an assessment of the likelihood of the Proposed Transaction being consummated. The fair value is based on Level 3 inputs. These include forward foreign exchange rates, as well as an estimate of market participants’ assessment of the probability of the Proposed Transaction being completed within the parameters defined in the hedging contract, and counterparty risk.

The fair value of the Conditional Derivative Instrument as of September 30, 2008 was $11.0 million, and is recognized within other current liabilities. We recognized a deferred income tax benefit of $4.4 million as a result of the Conditional Derivative Instrument. There were no cash flows associated with the Conditional Derivative Instrument in the three-month period ended September 30, 2008. Should the Proposed Transaction not be consummated, the amounts recorded as of September 30, 2008 will be reversed.

During the three-month period ended September 30, 2008, we also incurred other expenses of $3.1 million in legal and professional fees associated with the Proposed Transaction, which are included in other expenses. We expect to incur further costs associated with the Proposed Transaction in future periods.

Interest Income

Interest income earned on cash deposits was $5.2 million in the three-month period ended September 30, 2008, as compared to $7.4 million in the three-month period ended September 30, 2007, due to lower interest rates.

Income Taxes

Our effective tax rate was 21.3% for the three-month period ended September 30, 2008, compared to 29.5% for the three-month period ended September 30, 2007. The decrease was primarily due to a deferred income tax benefit of $4.4 million related to the Conditional Derivative Instrument discussed above and lower U.K. statutory tax rates.

Net Income

As a consequence of all the factors described above, net income for the three-month period ended September 30, 2008 was $13.4 million, or $0.23 per share ($0.23 per share on a diluted basis), compared to $46.3 million, or $0.80 per share ($0.79 per share on a diluted basis), for the three-month period ended September 30, 2007.

Liquidity and Capital Resources

Current Financial Condition

Our principal source of liquidity is internally generated funds; however, we also have access to the worldwide capital markets, subject to market conditions. As of September 30, 2008, we had an unused credit facility to borrow up to £30 million (equivalent to approximately $55 million) from a subsidiary of News Corporation. No amounts have been drawn under this facility.

On August 14, 2008, NDS Finance Limited (“NDS Finance”), a wholly owned subsidiary of ours, entered into (a) a senior credit agreement (the "Senior Facilities Agreement") and (b) a mezzanine credit agreement (the “Mezzanine Facility Agreement”). The Senior Facilities Agreement provides for senior secured credit facilities (the “Senior Facilities”) of up to $1.04 billion, comprising $890 million term loan facilities (consisting of three tranches in the amount of $300 million, $295 million and $295 million) and a $150 million revolving facility. The Mezzanine Facility Agreement provides for a mezzanine secured credit facility (the “Mezzanine Facility” and together with the Senior Facilities, the "Debt Facilities") of up to $385 million. Subject to the satisfaction of certain specified conditions, the Debt Facilities will be available to NDS Finance for the purpose of, among other things, financing in part the Proposed Transaction from August 14, 2008 to the earlier of (a) the date falling 15 days after the funding date, (b) the date on which the Scheme of Arrangement relating to the Proposed Transaction lapses or is withdrawn and (c) February 27, 2009. No amounts were outstanding under the Debt Facilities as of September 30, 2008.

As of September 30, 2008, we had cash and cash equivalents of $711.2 million which is being held with the intention of using it for the future development of the business and for use in connection with the Proposed Transaction. We believe that we have sufficient working capital resources for our present requirements. Our internally generated funds are dependent on the continued profitability of our business.

As a result of our holding a portion of our cash in currencies other than the U.S. dollar, foreign exchange rate fluctuations have reduced the value of our cash holdings by $13.7 million during the three-month period ended September 30, 2008.

The principal uses of cash that affect the Company’s liquidity position include purchases of smart cards, operational expenditures, capital expenditures, acquisitions and income tax payments.

We continue to invest in technical equipment for use in research and development and in supporting our customers. We have received payment from customers in advance of recognizing revenue (deferred income) of $205.0 million as of September 30, 2008 and we expect to utilize cash to meet our obligations under our arrangements with our customers. We have evaluated, and expect to continue to evaluate, possible acquisitions and dispositions of certain businesses. Such transactions may be material and may involve cash, our securities and/or the assumption of indebtedness.

Sources and Uses of Cash

We had a net outflow of cash and cash equivalents of $10.2 million in the three-month period ended September 30, 2008, compared to a net inflow of $23.3 million in the three-month period ended September 30, 2007 due to a decrease in net cash provided by operating activities, offset in part by lower cash payments for investing activities.

Net cash (used in) provided by operating activities was as follows:

	For the three months ended September 30,
(in thousands)	2008	2007

Net cash (used in) provided by operating activities	$(4,733)	$36,785

The decrease in net cash provided by operating activities in the three-month period ended September 30, 2008 as compared to the three-month period ended September 30, 2007 reflects lower receipts from customers, higher payments relating to the purchase of smart cards, higher income tax payments, and higher payroll costs, travel expenses and rent and facilities costs, as a result of an increase in the number of employees.

Net cash used in investing activities was as follows:

	For the three months ended September 30,
(in thousands)	2008	2007

Capital expenditure	$(5,446)	$(3,470)
Business acquisitions, net of cash acquired	─	(10,374)
Deferred consideration paid in respect of business acquisitions	(1,117)	─
Net cash used in investing activities	$(6,563)	$(13,844)

In the three-month period ended September 30, 2007, we acquired CastUp Inc., a provider of solutions for the hosting, management and distribution of video over the Internet, for initial consideration net of cash acquired of $10.4 million. In accordance with the acquisition agreement, a further payment of $1.1 million was paid during the three-month period ended September 30, 2008.

Net cash generated by financing activities was as follows:

	For the three months ended September 30,
(in thousands)	2008	2007

Issuance of shares	$873	$309
Excess tax benefits realized on shares issued as a result of equity compensation awards	262	79
Net cash generated by financing activities	$1,135	$388

Fewer stock options were exercised during the three-month period ended September 30, 2008 than in the corresponding period of the prior fiscal year; however, the weighted average exercise price of stock options was higher during the three-month period ended September 30, 2008. Certain ordinary shares issued as a result of equity compensation awards result in a tax benefit higher than the amounts recorded in the consolidated statement of operations. Such excess tax benefits are shown as a financing cash flow to the extent that they are realized.

Commitments and Contractual Obligations

As of September 30, 2008, we had open foreign exchange forward contracts to purchase Israeli shekels with a total notional contract value of $279.0 million with settlement dates extending through August 2010.

We have entered into various agreements in connection with the Proposed Transaction which would, should the Proposed Transaction be completed, result in us taking on substantial indebtedness and paying additional substantial fees. As discussed above, NDS Finance Limited, a wholly owned subsidiary of ours, entered into (a) a Senior Facilities Agreement of up to $1.04 billion and (b) a Mezzanine Facility Agreement of up to $385 million. Additionally, we entered into the Conditional Derivative Instrument referred to above with a notional value of €367 million. These commitments and obligations are conditioned upon the completion of the Proposed Transaction.

Except for these matters, there has been no other material change to our commitments since June 30, 2008.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to changes in foreign exchange rates. We operate in international markets and have an operational presence in several countries. Accordingly, our costs and revenue are primarily denominated in a mixture of U.S. dollars, Israeli shekels, pounds sterling, euros and Indian rupees.

Approximately 44% of our revenue was denominated in currencies other than the U.S. dollar, principally pounds sterling and euros, during the three-month period ended September 30, 2008. The U.S. dollar was weaker against the euro but stronger against the British pound sterling during the three-month period ended September 30, 2008 compared to the three-month period ended September 30, 2007, as measured by the average exchange rates prevailing during each period. We estimate that movements in foreign exchange rates favorably impacted our total revenue for the three-month period ended September 30, 2008 by approximately $1.0 million, or 0.5%, compared to what would have been achieved had foreign exchange rates been consistent with those prevailing during the three-month period ended September 30, 2007.

Approximately 75% of our total expenses were denominated in currencies other than the U.S. dollar, principally pounds sterling, Israeli shekels, euros and Indian rupees, during the three-month period ended September 30, 2008. We estimate that fluctuations in foreign exchange rates increased our total expenses in the three-month period ended September 30, 2008 by approximately $4.6 million, or 3%, compared to what would have been achieved had foreign exchange rates been consistent with those prevailing during the three-month period ended September 30, 2007.

The net effect of the factors described above was to reduce our operating income by $3.5 million in the three-month period ended September 30, 2008 compared to what would have been achieved had foreign exchange rates been consistent with those prevailing during the three-month period ended September 30, 2007.

As of September 30, 2008, approximately 81% of our cash was held in U.S. dollars, 12% in pounds sterling and 4% in euros, with the remaining balance held in other currencies in which we incur operating expenses. Our policy is to hold cash in U.S. dollar bank deposits and to hold cash in other currencies to the extent that our cash flow projections indicate that we have need for those other currencies. We recorded a loss of $4.6 million within operating expenses in the three-month period ended September 30, 2008 as a result of holding cash in currencies other than the U.S. dollar and a further loss of $9.1 million was recorded within other comprehensive income in the same period. Our total losses on holding cash in currencies other than the U.S. dollar in the three-month period ended September 30, 2008 was $13.7 million.

Certain of our assets and liabilities are held by certain of our subsidiary companies whose functional currency is not the U.S. dollar. As a result of retranslating those assets and liabilities into U.S. dollars, we incurred a loss, recorded in other comprehensive income, of $13.7 million in the three-month period ended September 30, 2008. This loss in equity comprised $9.1 million as a result of holding cash, as noted above, together with a further loss of $4.6 million relating to other assets and liabilities.

During the three-month period ended September 30, 2008, we commenced the use of derivative financial instruments designated as cash flow hedges to hedge our exposure to foreign currency exchange risks associated with the operating expenses of our Israeli operations. As of September 30, 2008, the notional amount of foreign exchange forward contracts with foreign currency risk was $279.0 million with settlement dates extending through August 2010. During the three-month period ended September 30, 2008, an unrealized gain of $17.0 million was recorded within other comprehensive income ($12.2 million, net of tax), a realized gain of $0.3 million was included within operating expenses and no amount of the cash flow hedge was determined to be ineffective. The potential loss in fair value for such financial instruments of a 10% adverse change in quoted foreign currency exchange rates would be approximately $29.6 million. Subsequent to September 30, 2008, we entered into foreign exchange forward currency contracts to hedge the foreign exchange risks associated with the operating expenses of our Indian and Korean operations. We may use additional derivative financial instruments as a risk management tool in the future.

Additionally, we entered into the Conditional Derivative Instrument described above with a notional value of €367 million. While adverse changes in the forward euro-U.S. dollar spot rate resulted in an unrealized loss of approximately $11 million to record the instrument at fair value as of September 30, 2008, such loss would be offset by a corresponding increase in the U.S. dollar equivalent value of the expected proceeds from the euro-denominated debt.

Our cash deposits are held and derivative financial instruments are contracted with several international banks. The recent uncertainty in the global financial markets has increased the risk associated with these cash deposits and derivative financial instruments. We mitigate this risk by using several different banks, but the failure of any of those banks could have a material adverse effect on our financial position. As a consequence of using banks generally regarded to be of lower risk, we may accept lower rates of interest on our deposits and pay higher fees for other transactions.

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

b) Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s first quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

A significant portion of our revenue is derived from the sale of smart cards to our customers and ongoing fees paid by our customers on a monthly basis based on the number of active subscribers or authorized smart cards. We may also receive royalties based on each set-top box manufactured or deployed that incorporates our technologies. Therefore, a significant portion of our revenue is dependent upon our customers’ subscriber numbers, the growth in subscriber and set-top box numbers, the degree to which set-top boxes are replaced with enhanced models and the number of set-top boxes in each subscriber’s home. Global economic conditions may have an impact on our customers’ subscriber numbers, with downturns in the economy potentially having a negative impact on such numbers. If our customers’ subscriber numbers do not continue to increase, we may be unable to generate substantial revenue growth or sustain our current revenue levels and, as a consequence, our business, operating results and financial condition could be materially adversely affected.

Recently, certain of our customers have begun recycling set-top boxes and smart cards when a subscriber terminates its subscription by re-issuing the set-top box and smart card to a new subscriber. Such activity by our customers reduces demand for new smart cards and also reduces our incremental set-top box royalties. Should this activity become more widespread, it could materially adversely affect our revenues. In addition, the security of our smart cards has not been compromised in recent years. Accordingly, certain customers have delayed or reduced plans to complete card changeovers. This change in approach has been reflected in amended contract terms with certain of our customers and this has resulted in lower conditional access revenues from those customers in fiscal 2009, a trend which we expect will continue in future periods.

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

Our growth has depended historically on large digital satellite broadcasters introducing, marketing and promoting products and services that utilize our technology. We currently derive, and we expect to continue to derive, a significant portion of our revenue from a limited number of large customers. Our three largest customers are BSkyB, DIRECTV and SKY Italia. During the three-month period ended September 30, 2008, these three customers accounted directly and indirectly for approximately 52% of our total revenue. News Corporation, which holds 71.9% of our total and issued outstanding share capital, currently owns approximately 39% and 100% of BSkyB and SKY Italia, respectively. We expect to continue to be dependent upon a limited number of customers for a significant portion of our revenue, although the particular customers may vary from period to period. If a large customer purchases significantly less of our products or services, defers or cancels orders, or fails to renew or terminates its relationship with us or renews with us on less favorable terms, our revenue could decline significantly and as a result, our business, operating results and financial condition could be materially adversely affected.

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

Political, regulatory and economic risks associated with the international aspects of our operations could harm our business.

Our customers and other business counterparties, including banks that we use, are located throughout the world. Inherent risks of doing business in international markets include changes in legal and regulatory requirements, local or global economic changes, counterparty risk, export restrictions, exchange controls, tariffs and other trade barriers, longer payment cycles, political disruption, wars, acts of terrorism and civil unrest. We may incur substantial expense as a result of the imposition of new restrictions or changes in the existing legal and regulatory environments in the territories where we conduct our business or due to political and economic instability in these territories.

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

A risk inherent in our international operations is the exposure to fluctuations in currency exchange rates. In the three-month period ended September 30, 2008, approximately 44% of our revenues and approximately 75% of our total expenses were denominated in currencies other than the U.S. dollar. Additionally, as of September 30, 2008, approximately 19% of our cash balances were denominated in currencies other than the U.S. dollar. As a result, we are exposed to fluctuations in foreign exchange rates that may have a material adverse effect on our business, operating results and financial condition.

To partially mitigate the risks associated with fluctuations in the exchange rate of the Israeli shekel against the U.S. dollar, as at September 30, 2008 we have a derivative financial instrument in place to enable us to hedge the exchange rate risk associated with substantially all of our forecasted Israeli shekel-denominated cash operating expenses through August 2010. As of September 30, 2008, the notional amount of foreign exchange forward contracts with foreign currency risk was $279.0 million with settlement dates extending through August 2010. The fair value of derivative financial instruments, measured by reference to quoted market exchange rates as of September 30, 2008 was $17.0 million The potential loss in fair value for such financial instruments of a 10% adverse change in quoted foreign currency exchange rates would be approximately $29.6 million. Subsequent to September 30, 2008, we entered into foreign exchange forward currency contracts to hedge the foreign exchange risks associated with the operating expenses of our Indian operations. We may use additional derivative financial instruments as a risk management tool in the future.

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

We are controlled by News Corporation. As of September 30, 2008, News Corporation beneficially owned 71.9% of our total issued and outstanding share capital. Because News Corporation beneficially owns 100% of our Series B Ordinary Shares, which have ten votes per share (as opposed to our Series A Ordinary Shares, which have one vote per share), it controls 96.2% of our voting power. By reason of such ownership, unless it is excluded or recuses itself from the vote, News Corporation is able to control the composition of our entire Board of Directors, to influence our decisions to take or refrain from taking certain actions and to control the votes on matters submitted to a vote of our shareholders. Four of our seven current Directors have been appointed by News Corporation, including Dr. Abe Peled, our Chairman and Chief Executive Officer, who from time to time advises News Corporation with respect to various technology matters.

Businesses in which News Corporation has an interest currently account for, and are expected to continue to account for, a significant portion of our revenue, although the proportion of such revenue has declined following News Corporation’s divestiture of its interest in DIRECTV in February 2008. During the three-month period ended September 30, 2008, approximately 34% of our total revenues were derived from businesses in which News Corporation has a continuing interest. Those businesses include two of our three largest customers. Although we believe the terms of our contracts with such related parties are no less favorable to us than those that we could obtain from unrelated third parties, we cannot assure you that this is the case.

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

On August 14, 2008, News Corporation, the Permira Newcos and we announced that we signed an implementation agreement relating to the Proposed Transaction. The Proposed Transaction would be effected by means of:

•	Cancelling all of our outstanding Series A Ordinary Shares, including shares represented by ADSs traded on NASDAQ, for per-share consideration of $63 in cash;

•
Cancelling approximately 67% of our Series B Ordinary Shares held by News Corporation for consideration of $63 per share to be paid in a combination of approximately $1.5 billion in cash and a $242 million vendor note. News Corporation currently owns 71.9% of our equity and 96.2% of our voting power through its ownership of 100% of the outstanding Series B Ordinary Shares. News Corporation would retain ownership of the remaining approximately 33% of the Series B Ordinary Shares it currently holds, resulting in it owning 49% of us following the completion of the Proposed Transaction; and

•	Issuing the Permira Newcos new Series B Ordinary Shares representing 51% of our then outstanding Series B Ordinary Shares.

If the Proposed Transaction is consummated, it will be funded by a mix of senior and mezzanine indebtedness incurred by us, an investment provided by the Permira Newcos and our cash on hand. Our commitments and obligations with respect to the indebtedness are contingent upon the consummation of the Proposed Transaction.

The consummation of the Proposed Transaction is conditioned upon the approval of the transaction by holders of the Series A Ordinary Shares, the approval of the High Court of Justice of England and Wales, the receipt of certain regulatory approvals, the receipt of funding described above and certain other customary closing conditions. The consummation of the Proposed Transaction is also conditioned upon the Proposed Transaction being consummated by February 25, 2009, or such later date as agreed by the parties and approved by the High Court of Justice of England and Wales. There can be no assurance that the Proposed Transaction will be consummated. The Proposed Transaction, or the consummation or abandonment thereof, may have an adverse impact on, or cause significant fluctuations in, the market price or liquidity of our ADSs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

2008 Annual General Meeting of Shareholders

We currently expect to hold our 2008 Annual General Meeting of Shareholders (the “2008 Annual Meeting”) on December 17, 2008. This meeting date represents a change of more than 30 days from the anniversary of our 2007 Annual General Meeting of Shareholders. Accordingly, the deadline for submitting shareholder proposals to be considered for inclusion in our proxy materials for the 2008 Annual Meeting has changed. Any submission by a shareholder who wishes for a proposal to be considered for inclusion in our proxy materials for the 2008 Annual Meeting pursuant to Rule 14a-8 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), must be received by us a reasonable time before we begin to print and mail our proxy materials. We have set the deadline for receipt of such proposals as the close of business on November 4, 2008. Proposals must be received by our Secretary at the principal executive offices at NDS Group plc, One Heathrow Boulevard, 286 Bath Road, West Drayton, Middlesex UB7 0DQ, England, and must otherwise comply with the requirements of Rule 14a-8 in order to be considered for inclusion in our 2008 proxy statement and proxy.

In addition, in order for proposals of shareholders made outside the processes of Rule 14a-8 under the Exchange Act to be considered “timely” for purposes of Rule 14a-4(c) under the Exchange Act, we must receive the proposal at our principal executive offices no later than November 25, 2008. This is without prejudice to shareholders’ rights under the U.K. Companies Act or under our Articles of Association to propose resolutions that may properly be considered at that meeting.

Item 6.	Exhibits

2.1
Implementation Agreement, by and among Nuclobel Lux 1 S.à r.l., Nuclobel Lux 2 S.à r.l., NDS Group plc, NDS Finance Limited, News Corporation and NDS Holdco Inc. dated August 14, 2008 (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by NDS Group plc with the Securities and Exchange Commission on August 20, 2008)

10.1
Senior Facilities Agreement, by and among NDS Finance Limited, J.P. Morgan plc, Morgan Stanley Bank International Limited, J.P. Morgan Europe Limited, JPMorgan Chase Bank, N.A., London Branch and J.P. Morgan Europe Limited, dated August 14, 2008 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by NDS Group plc with the Securities and Exchange Commission on August 20, 2008)

10.2
Mezzanine Facility Agreement, by and among NDS Finance Limited, J.P. Morgan plc, Morgan Stanley Bank International Limited, J.P. Morgan Europe Limited, JPMorgan Chase Bank, N.A., London Branch and J.P. Morgan Europe Limited, dated August 14, 2008 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by NDS Group plc with the Securities and Exchange Commission on August 20, 2008)

12	Computation of Ratio of Earnings to Fixed Charges*

31.1	Chairman and Chief Executive Officer Certification required by Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)*

31.2	Chief Financial Officer Certification required by Rules 13a-14(a) and 15d-14(a) of the Exchange Act*

32	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NDS GROUP PLC
(Registrant)

By:	/s/ Alexander Gersh
Alexander Gersh
Chief Financial Officer

Date:  October 30, 2008